Form 10QSB
period 1999-10-31
INTERACTIVE TELESIS INC
filed 1999-12-09
CIK 1027377

                             INTERACTIVE TELESIS INC


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended October 31, 1999

Commission file number 000-28215

                             INTERACTIVE TELESIS INC
--------------------------------------------------------------------------------

               Delaware                                  33-0649915
   ---------------------------------                 -------------------
   (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification No.)


        535 Encinitas Boulevard, Suite 116
        Encinitas, California                               92024
------------------------------------------           -------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number,
including area code:                                    (760) 632-1700
                                                     -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [ ]    No   [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 30,651,138 shares of common stock, $0.001 par value, as of November 30, 1999.

                              INTERACTIVE TELESIS, INC.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            INTERACTIVE TELESIS, INC.
                                 BALANCE SHEETS
                       OCTOBER 31, 1999 AND JULY 31, 1999


                                     ASSETS
                                                                OCT 31, 1999        JUL 31,1999
                                                                 (UNAUDITED)         (AUDITED)
                                                                ------------        ------------
Current Assets:
     Cash                                                        $   779,794        $   490,152
     Accounts receivable                                             667,617            682,815
     Deposits                                                          7,730              7,730
                                                                 -----------        -----------

          Total current assets                                     1,455,141          1,180,697
                                                                 -----------        -----------

Property and equipment, net                                          814,835            762,508
                                                                 -----------        -----------

     Total assets                                                $ 2,269,976        $ 1,943,205
                                                                 ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                    $   158,764        $   111,469
     Current portion of capital lease obligations                    152,323            205,044
                                                                 -----------        -----------

     Total current liabilities                                       311,087            316,513
                                                                 -----------        -----------

Capital lease obligations, net of current portion                    284,496            292,229
                                                                 -----------        -----------

     Total liabilities                                               595,583            608,742
                                                                 -----------        -----------

Commitments and contingencies

Shareholders' equity:
     Common stock, $.001 par value, 50,000,000 shares
       authorized; 30,651,138 and 30,599,888 shares issued
       and outstanding at Oct 31, 1999 and Jul 31,1999,
       respectively                                                   30,651             30,600
     Additional paid in capital                                    9,659,640          9,639,691
     Accumulated deficit                                          (8,015,898)        (8,335,828)
                                                                 -----------        -----------

     Total shareholders' equity                                    1,674,393          1,334,463
                                                                 -----------        -----------

     Total liabilities and shareholders' equity                  $ 2,269,976        $ 1,943,205
                                                                 ===========        ===========


                See accompanying notes to financial statements.

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED OCTOBER 31,
                                                               1998               1999
                                                          ------------       ------------
Revenues                                                  $  1,200,935       $    463,983

Costs and expenses:
     Cost of revenues                                           99,458             62,193
     Salaries and wages                                        398,985            220,695
     General and administrative                                262,204            175,825
     Sales and marketing                                        51,076             80,779
     Depreciation and amortization                              58,413             27,046
                                                          ------------       ------------

     Total costs and expenses                                  870,136            566,538
                                                          ------------       ------------

Operating income (loss)                                        330,799           (102,555)

Other expenses:
     Interest expense                                           10,869              4,370
                                                          ------------       ------------

     Total other expenses                                       10,869              4,370
                                                          ------------       ------------

Income (loss) before income taxes                              319,930           (106,925)


Provision for income taxes (Note E)                                 --                 --
                                                          ------------       ------------

Net income (loss)                                         $    319,930       $   (106,925)
                                                          ============       ============


Basic net income per share                                $       0.01       $     (0.004)
                                                          ============       ============



Shares used to compute basic net income per share           30,625,513         29,231,945
                                                          ============       ============

Diluted net income per share                              $       0.01       $     (0.004)
                                                          ============       ============
Shares used to compute diluted net income per share         31,947,914         29,231,945
                                                          ============       ============


                See accompanying notes to financial statements.

                            INTERACTIVE TELESIS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the three months ended October 31, 1999


                                                                     Additional                       Total
                                                 Common Stock         Paid In      Accumulated     Shareholders'
                                              Shares      Amount      Capital        Deficit      Equity(Deficit)
                                              ------      ------     ----------    ------------   ---------------
  Balance, July 31, 1999                    30,599,888   $30,600   $  9,639,691  $  (8,335,828)   $  1,334,463

  Issue of common stock for
  cash (see note 1 - below)                      1,250         1             (1)                             0

  Exercise of stock options-directors,
  consultants & employees
                                                50,000        50         19,950                         20,000
  Net income                                                                           319,930         319,930

  Balance, Oct 31, 1999                     30,651,138   $30,651   $  9,659,640  $  (8,015,898)   $  1,674,393
  (Unaudited)




Note 1:
               On 10/08/99, 1,250 Shares of Common Stock were issued at $0.001 par value to a Shareholder who had purchased the shares at $0.42 on 2/14/98, but the shares had never been issued to the shareholder. The accounting for the receipt of cash and credit to additional paid in capital was made on 2/14/98.

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED OCTOBER 31,
                                                              1999             1998
                                                         ------------       ----------
Cash flows from operating activities:
     Net income (loss)                                     $ 319,930        $(106,925)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depreciation and amortization                       58,413           27,046
          Interest on capital leases and
            long-term debt                                    10,869            4,370

     Changes in operating assets and liabilities:
          Decrease in accounts receivable                     15,198          131,801
          Increase in prepaid expenses and deposits               --           (2,920)
          Increase/(decrease) in accounts
          Pay/accrued liabilities                             47,295          (18,330)
          (Decrease) in deferred revenue                          --          (12,500)
                                                           ---------        ---------

     Net cash flows provided by operating activities         451,705           22,542
                                                           ---------        ---------

Cash flows from investing activities:
     Purchase of property and equipment                     (110,740)        (177,898)
                                                           ---------        ---------

     Net cash flows used in investing activities            (110,740)        (177,898)
                                                           ---------        ---------

Cash flows from financing activities:
     Proceeds on issuance of common stock                     20,000            6,475
     Repayments on capital leases                            (71,323)         (22,524)
     Proceeds from borrowing on capital leases                    --          154,739
                                                           ---------        ---------

     Net cash flows (used in) provided by
       financing activities                                  (51,323)         138,690
                                                           ---------        ---------

Net increase (decrease) in cash                              289,642          (29,776)

Cash at beginning of period                                  490,152          406,090
                                                           ---------        ---------

Cash at end of period                                      $ 779,794        $ 376,314
                                                           =========        =========


                See accompanying notes to financial statements.

                            INTERACTIVE TELESIS, INC.

                          NOTES TO FINANCIAL STATEMENTS


A.      BASIS OF PRESENTATION:

                The balance sheets as of October 31, 1999, the statements of operations for the three-month periods ended October 31, 1999, and 1998, respectively, and the statements of cash flows for the three-month periods ended October 31, 1999, and 1998, respectively, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included with the Form 10SB submission made to the Securities and Exchange Commission (SEC) on November 19, 1999. The results of operations for the quarter ended October 31, 1999, are not necessarily indicative of the operating results expected for the full fiscal year or for any future period.


B.      RECLASSIFICATION:

               None.

C.      STOCK SPLIT:

               None

D.      SUBSEQUENT EVENTS:

               The negotiations for the sale of InvestorREACH (TM) referenced in
Note 8 to the financial statements, submitted with From 10SB to the SEC on November 19, 1999, have been terminated. The Company continues to explore the possible disposition of this service line.

E.      INCOME TAXES:

               Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

                            INTERACTIVE TELESIS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

        Net revenues for the three-months ended October 31, 1999 were $1,200,935, an increase of $736,952, (159%) over net revenues for the three months ended October 31, 1998. The increase is due to an increase in revenue of approximately $155,000, or 33%, of one existing customer and 126%, or $582,000 is a result of adding new customers to the Digital Record & Replay and Automated Survey services during the period compared to the same period in the prior year.

        The cost of revenues for the quarter ended October 31, 1999 was $99,458 compared to $62,193 for the same period in 1998. Cost of Revenues as a percentage of net revenue decreased to 8.3% from 13.4% for the quarter ended October 31, 1999 when compared with the same period in 1998. This decrease is due to increased revenue from the higher margin Digital Record & Replay services.

        Salaries and wages increased from $220,695 to $398,985, or 81%, for the three-month period ended October 31, 1999 compared with the same period in 1998. The increase is a result of adding staff to provide the Information Technology and Systems skills and experience needed to meet and support the requirements of the new customers, which enabled the Company's revenue growth during the period.

        General and administrative expense increased from $175,825 to $262,204, or 49%, for the three-month period ended October 31, 1999 compared with the same period in 1998. The increase is primarily a result of increased legal, accounting and consulting fees during the period.

        Sales and marketing expense decreased from $80,779 to $51,076, or 37%, for the three-month period ended October 31, 1999 compared with the same period in 1998. The three-month decrease is primarily a result of reducing Investor Relations costs and reducing Conferences and Trade Show costs during the period.

        Depreciation and amortization expense increased from $27,046 to $58,413, or 115% for the three-month period ended October 31, 1999 compared with the same period in 1998. The increase is a result of adding computer and related equipment during the period and during the fiscal year 1999.

        Net income for the quarter ended October 31, 1999 was $319,930 as compared to a net loss of $(106,925), for the quarter ended October 31, 1998. Basic earnings per share increased to $0.01 for the quarter ended October 31, 1999 as compared to $(0.004) per share for the same period ended October 31, 1998.

        Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.


LIQUIDITY AND CAPITAL RESOURCES:

        The Company has no material commitments for capital expenditures.

        Working capital was $1,144,054 at October 31, 1999, an increase of $279,800 from July 31, 1999. The increase is a resulting from positive operating results and positive cash flows for the three-month period ended October 31, 1999.

        Based on current cash flow projections management expects that the Company can complete expected operations for the current year without the need for infusions of additional cash.

YEAR 2000 IMPLICATIONS:

        To date, the Company has incurred approximately $6,000 in Year 2000 remediation costs, which was funded from working capital. The Company expects to incur an additional $3,000 by December 15, 1999, to upgrade voice mail and phone systems at some of the Company's offices. The Company has designated the Director of Operations as manager of all Year 2000 efforts. These efforts include continued product testing and contingency planning. The Company anticipates spending approximately $10,000 for this effort over the remainder of 1999 and the first half of 2000. These fees will be expensed as incurred.

        The Company has contacted its major customers and vendors to assess their status as to Year 2000 compliance. There is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments. The Company believes that alternative suppliers exist and, therefore, if services are interrupted from suppliers, the situation should be temporary.

IMPACT OF INFLATION:

        The Company does not believe inflation has had a significant effect on its operations.

                            INTERACTIVE TELESIS, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a defendant in a lawsuit brought in the Superior Court of California in January, 1999, by Dieter Sauer, a former consultant, claiming wrongful termination by the Company. The consultant alleges special, general and punitive damages in excess of $400,000.

        The Company is a defendant in a lawsuit brought in the District Court of Nevada in November, 1997, by Scott Madison, a stockholder. The stockholder is claiming that the Company, an Officer of the Company, and individuals associated with a fiscal agent who assisted the Company in raising equity capital in 1996, made misrepresentations to the plaintiff in the sale of shares of the Company's Common Stock. The plaintiff alleges special, general and punitive damages in excess of $1,000,000. Although the Company intends to vigorously defend the action, counsel for the Company believes it is probable the Company will be required to pay some damages. A reserve of $80,000 has been provided for in the Company's financial statements.

ITEM 2. CHANGES IN SECURITIES

        The Company made the following changes in securities: On 10/04/99, 50,000 Stock Options were exercised, by a former consultant, at $0.25 per share for a total of $12,500, the options were originally granted at $0.40 per share for a total of $20,000. On 10/08/99, 1,250 Shares of Common Stock were issued to a Shareholder who had purchased the shares at $0.42 on 2/14/98, but the shares had never been issued to the shareholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        The negotiations for the sale of InvestorREACH (TM) referenced in Note 8 to the financial statements, submitted with From 10SB to the SEC on November 19, 1999, have been terminated. The Company continues to explore the possible disposition of this service line.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.      EXHIBITS 27 - Financial Data Schedule

        B.      REPORTS ON FORM 8-K
                None

                            INTERACTIVE TELESIS, INC.


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERACTIVE TELESIS, INC.
                                     (A Delaware Corporation)
                                           (Registrant)


                                     By: /s/ Donald E. Cameron
                                     -------------------------
                                           Donald E. Cameron
                                           President & CEO


Date: December 8, 1999