Form 10QSB/A
period 1999-10-31
INTERACTIVE TELESIS INC
filed 1999-12-13
CIK 1027377

                             INTERACTIVE TELESIS INC


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED OCTOBER 31,
                                                               1999               1998
                                                          ------------       ------------
Revenues                                                  $  1,200,935       $    463,983

Costs and expenses:
     Cost of revenues                                           99,458             62,193
     Salaries and wages                                        398,985            220,695
     General and administrative                                262,204            175,825
     Sales and marketing                                        51,076             80,779
     Depreciation and amortization                              58,413             27,046
                                                          ------------       ------------

     Total costs and expenses                                  870,136            566,538
                                                          ------------       ------------

Operating income (loss)                                        330,799           (102,555)

Other expenses:
     Interest expense                                           10,869              4,370
                                                          ------------       ------------

     Total other expenses                                       10,869              4,370
                                                          ------------       ------------

Income (loss) before income taxes                              319,930           (106,925)


Provision for income taxes (Note E)                                 --                 --
                                                          ------------       ------------

Net income (loss)                                         $    319,930       $   (106,925)
                                                          ============       ============


Basic net income per share                                $       0.01       $     (0.004)
                                                          ============       ============



Shares used to compute basic net income per share           30,625,513         29,231,945
                                                          ============       ============

Diluted net income per share                              $       0.01       $     (0.004)
                                                          ============       ============
Shares used to compute diluted net income per share         31,947,914         29,231,945
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