Form 10QSB
period 2000-01-31
INTERACTIVE TELESIS INC
filed 2000-03-14
CIK 1027377

                             INTERACTIVE TELESIS INC


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended January 31, 2000

Commission file number 000-28215


                             INTERACTIVE TELESIS INC
-------------------------------------------------------------------------------

            Delaware                                           33-0649915
---------------------------------                          -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


  535 Encinitas Boulevard, Suite 116
       Encinitas, California                                      92024
---------------------------------------                     -------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number,
including area code:                                           (760) 632-1700
                                                            -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 30,711,938 shares of common stock, $0.001 par value, as of January 31, 2000.

                            INTERACTIVE TELESIS, INC.


PART I - FINANCIAL INFORMATION

         On December 17, 1999, Interactive Telesis, Inc. (the "Company") purchased 510,000 shares of common stock of Paragon Voice Systems("Paragon"). The shares were purchased for $1,200,000, $300,000 of which was paid at closing and the remainder of which will be paid in three (3) installments of $300,000 each, due and payable April 1, 2000, July 1, 2000, and October 1, 2000, respectively. The purchase price for the shares was determined through arm's length negotiations between the Company and Paragon's Management and is accounted for as a purchase transaction.

         Upon consummation of the transaction, Paragon had a total of 900,000 shares of common stock outstanding of which the Company owns 56.67%. An additional 100,000 shares have been reserved for Paragon's Employee Stock Option Plan. In addition to the Company, Paragon has three shareholders. In the event the Employee Stock Options are fully exercised, the Company's percentage ownership will be reduced to 51%. The Company will account for its investment in Paragon as a majority owned subsidiary on a consolidated basis.




ITEM 1. FINANCIAL STATEMENTS

         The historical interim financial statements, which follow, reflect the activity of Interactive Telesis Inc. (fiscal year end July 31) as of and for the six months ended January 31, 2000 and Paragon (fiscal year end May 31) as of November 30, 1999. As a result of the transaction described above in Part I - Financial Information, the following Balance Sheet at January 31, 2000 is presented on a consolidated basis eliminating Interactive Telesis Inc.'s investment in Paragon.

                            INTERACTIVE TELESIS, INC.
                                 BALANCE SHEETS
                       JANUARY 31, 2000 AND JULY 31, 1999


                                     ASSETS



                                                                    JAN 31, 2000      JUL 31,1999
                                                                    ------------      ------------
                                                                    (UNAUDITED)         (AUDITED)
                                                                    ------------      ------------
CURRENT ASSETS:
        CASH                                                        $    956,145      $    490,152
        ACCOUNTS RECEIVABLE                                              646,530           682,815
        DEPOSITS                                                           7,730             7,730
                                                                    ------------      ------------

                TOTAL CURRENT ASSETS                                   1,610,405         1,180,697
                                                                    ------------      ------------

PROPERTY AND EQUIPMENT, NET                                              897,001           762,508

GOODWILL                                                                 655,740                 -
                                                                    ------------      ------------

        TOTAL ASSETS                                                $  3,163,146      $  1,943,205
                                                                    ============      ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    $    178,297      $    111,469
        NOTES PAYABLE TO RELATED PARTIES                                 157,400                 -
        DUE TO SHAREHOLDERS                                                2,218                 -
        CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                     107,928           205,044
                                                                    ------------      ------------

        TOTAL CURRENT LIABILITIES                                         445,843           316,513
                                                                    ------------      ------------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                        345,062           292,229
                                                                    ------------      ------------

        TOTAL LIABILITIES                                                790,905           608,742
                                                                    ------------      ------------

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                            396,899                 -

SHAREHOLDERS' EQUITY:
        COMMON STOCK, $.001 PAR VALUE, 50,000,000 SHARES
           AUTHORIZED; 30,711,938 AND 30,599,888 SHARES ISSUED
           AND OUTSTANDING AT JAN 31, 2000 AND JUL 31,1999,
           RESPECTIVELY, AND 100,000 ISSUABLE AT JAN 31, 2000             30,812            30,600
        ADDITIONAL PAID IN CAPITAL                                     9,878,367         9,639,691
        ACCUMULATED DEFICIT                                           (7,933,837)       (8,335,828)
                                                                    ------------      ------------

        TOTAL SHAREHOLDERS' EQUITY                                     1,975,342         1,334,463
                                                                    ------------      ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  3,163,146      $  1,943,205
                                                                    ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JANUARY 31                          JANUARY 31
                                                         ------------------------------       -------------------------------
                                                             2000              1999               2000              1999
                                                         ------------      ------------       ------------      ------------
Revenues                                                 $  1,112,985      $    555,474       $  2,313,920      $  1,019,456
Costs and expenses:
      Cost of revenues                                         66,698            55,536            166,156           107,163
      Salaries and wages                                      454,658           277,840            853,645           499,051
      General and administrative                              254,146           159,078            516,348           344,788
      Sales and marketing                                      59,579            48,058            110,654           129,002
      Depreciation and amortization                            67,171            41,652            125,584            68,697
                                                         ------------      ------------       ------------      ------------
      Total costs and expenses                                902,252           582,164          1,772,387         1,148,701
                                                         ------------      ------------       ------------      ------------

Operating income (loss)                                       210,733           (26,690)           541,533          (129,245)

Other expenses:
      Interest expense                                         11,672             6,288             22,542            10,658
      Litigation contingency expense                          117,000                 -            117,000                 -
                                                         ------------      ------------       ------------      ------------
      Total other expenses                                    128,672             6,288            139,542            10,658
                                                         ------------      ------------       ------------      ------------

Income (loss) before income taxes                        $     82,061      $    (32,978)      $    401,991      $   (139,903)

Provision for income taxes (Note E)                                 -                 -                  -                 -
                                                         ------------      ------------       ------------      ------------
Net income (loss)                                        $     82,061      $    (32,978)      $    401,991      $   (139,903)
                                                         ============      ============       ============      ============

Basic net income per share                               $       0.00      $      (0.00)      $       0.01      $      (0.00)
                                                         ============      ============       ============      ============

Shares used to compute basic net income per share          30,671,405        30,575,888         30,644,188        30,528,847
                                                         ============      ============       ============      ============

Diluted net income per share                             $       0.00      $      (0.00)      $       0.01      $      (0.00)
                                                         ============      ============       ============      ============

Shares used to compute diluted net income per share        32,313,917        31,823,289         32,478,139        31,823,289
                                                         ============      ============       ============      ============


See accompanying notes to financial statements

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED JANUARY 31
                                                                           2000              1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        NET INCOME (LOSS)                                              $   401,991       $  (139,903)
        ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
                DEPRECIATION AND AMORTIZATION                              125,584            68,697
                LITIGATION SETTLEMENT                                      117,000
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
                DECREASE IN ACCOUNTS RECEIVABLE                             60,084            94,406
                INCREASE IN PREPAID EXPENSES AND DEPOSITS                        -            (2,920)
                DECREASE IN ACCOUNTS PAYABLE                                (7,367)          (15,785)
                DECREASE IN DEFERRED REVENUE                                     -           (12,500)
                                                                       -----------       -----------
        NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                    697,292             8,005
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        CASH ACQUIRED IN PARAGON VOICE SYSTEMS ACQUISITION                   5,830                 -
        PURCHASE OF PROPERTY AND EQUIPMENT                                (234,735)         (374,033)
                                                                       -----------       -----------
        NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (228,905)         (374,033)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        PROCEEDS ON ISSUANCE OF COMMON STOCK                                41,888             6,475
        REPAYMENTS ON CAPITAL LEASES                                      (114,230)          (50,762)
        PROCEEDS FROM BORROWING ON CAPITAL LEASES                           69,948           326,525
                                                                       -----------       -----------
        NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES           (2,394)          282,238
                                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                            465,993           (99,800)

CASH AT BEGINNING OF PERIOD                                                490,152           406,090
                                                                       -----------       -----------

CASH AT END OF PERIOD                                                  $   956,145       $   306,290
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                        SIX MONTHS ENDED JANUARY 31
                                                                           2000              1999
                                                                       -----------       -----------
CASH PAID DURING THE YEAR FOR:

         INTEREST                                                      $    22,542            10,658
                                                                       ===========       ===========
         INCOME TAXES                                                  $         -                 -
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:

      ON DECEMBER 17, 1999 THE COMPANY ACQUIRED 56.67% OF THE OUTSTANDING COMMON STOCK OF
PARAGON VOICE SYSTEMS. THE VALUE OF THE ASSETS AND LIABILITIES ACQUIRED WAS $54,972 INCLUDING
CASH OF $5,830 AND $313,813 RESPECTIVELY.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            INTERACTIVE TELESIS, INC.

                          NOTES TO FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION:

         The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included with the Form 10SB/A submission made to the Securities and Exchange Commission (SEC) on February 24, 2000 and the Company's current report on Form 8-K/A, which was filed with the (SEC) on February 29, 2000.

         The Company acquired a 56.67% interest in Paragon Voice Systems, on December 17, 1999, a leading value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition ("ASR").

B.       RECLASSIFICATION: None

C.       STOCK SPLIT: None

D.       SUBSEQUENT EVENTS:

         The negotiations for the sale of InvestorREACH (TM) referenced in Note 8 to the financial statements, submitted with Form 10SB to the SEC on November 19, 1999, have been terminated. The Company discontinued exploring the possible disposition of this service line.

         Settlement was reached on February 25, 2000 in the lawsuit brought by Scott Madison. The case was settled for 100,000 Shares of Common Stock at $0.001 par value and a market price of $1.97 per share. The accounting for the settlement of this litigation was booked in January to reflect the appropriate accounting treatment for the second fiscal quarter.

E.       INCOME TAXES:

         Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
               As of and for the six months ended January 31, 2000
                      and for the year ended July 31, 1999



         Presented below is unaudited pro forma financial information reflecting the combination, for the six-month period ended January 31, 2000.

         The unaudited pro forma information presented below is not necessarily indicative of the actual results of operations, and should not be used to project the Company's results of operations for any future date or period.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                January 31, 2000


                                                                               Paragon
                                                            Interactive         Voice
                                                            Telesis, Inc.       Systems                           Pro Forma
                                                             January 31,      November 30,       Pro Forma        January 31,
                                                                2000              1999          Adjustments          2000
                                                            -----------       -----------       -----------       -----------
                                                            (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
      Current assets:
      Cash                                                  $   650,314       $     5,831 A     $   300,000       $   956,145


      Accounts receivable                                       622,731            23,799                 -           646,530
      Other current assets                                        7,730                 -                 -             7,730
                                                            -----------       -----------       -----------       -----------
      Total current assets                                    1,280,775            29,630           300,000         1,610,405
                                                            -----------       -----------       -----------       -----------

      Noncurrent assets:
      Property and equipment, net                               871,659            25,342                 -           897,001
      Note receivable                                                                     A         900,000
                                                                                          C        (900,000)                -

      Investment in subsidiary                                1,200,000                 - B      (1,200,000)                -


      Goodwill                                                        -                 - B         650,987
                                                                                          E         (65,098)          585,889
                                                            -----------       -----------       -----------       -----------
      Total noncurrent assets                                 2,071,659            25,342          (614,111)        1,482,890
                                                            -----------       -----------       -----------       -----------
      Total assets                                          $ 3,352,434       $    54,972       $  (314,111)      $ 3,093,295
                                                            ===========       ===========       ===========       ===========

      Current liabilities:
      Accounts payable and
         accrued liabilities                                $    24,102       $   154,195               $ -       $   178,297
      Current portion of capital
         lease obligations                                      107,928                 -                 -           107,928
      Notes payable to officer
         and related parties                                    900,000           157,400 C        (900,000)          157,400
      Due to shareholder                                              -             2,218                 -             2,218

                                                            -----------       -----------       -----------       -----------
      Total current liabilities                               1,032,030           313,813          (900,000)          445,843
                                                            -----------       -----------       -----------       -----------

      Long term Liabilities:
      Capital lease obligations                                 345,062                 -                 -           345,062

                                                            -----------       -----------       -----------       -----------
      Total long term liabilities                               345,062                 -                 -           345,062
                                                            -----------       -----------       -----------       -----------

      Minority interest in net assets of subsidiary                   -                 - B         419,834
                                                                                          D         (22,935)          396,899

      Shareholders' equity (deficit):
      Common stock and additional
         paid in capital                                      9,909,179             1,000 A       1,200,000
                                                                                          B      (1,201,000)        9,909,179

      Accumulated deficit                                    (7,933,837)         (259,841)B         232,153
                                                                                          D          22,935
                                                                                          E         (65,098)       (8,003,688)
                                                            -----------       -----------       -----------       -----------
      Total shareholders' equity (deficit)                    1,975,342          (258,841)          188,990         1,905,491
                                                            -----------       -----------       -----------       -----------
      Total liabilities and
         shareholders' equity                               $ 3,352,434       $    54,972       $  (314,111)      $ 3,093,295
                                                            ===========       ===========       ===========       ===========




                                      7.a

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the six months ended January 31, 2000


                                                                Paragon
                                            Interactive          Voice
                                            Telesis, Inc.        Systems                                    Pro Forma
                                            For the six        For the six                                 For the six
                                           months ended        months ended            Pro Forma          months ended
                                          January 31, 2000   November 30, 1999        Adjustments        January 31, 2000
                                         -----------------   -----------------       -------------       -----------------
                                            (Unaudited)         (Unaudited)           (Unaudited)           (Unaudited)
     Revenues                            $       2,313,920    $      105,885    F    $     (29,313)      $       2,390,492

     Costs and expenses:
     Cost of revenues                              166,156            36,233    F          (29,313)                173,076
     Salaries and wages                            853,645            59,666                     -                 913,311
     General and administrative                    516,348            48,494                     -                 564,842
     Other costs and expenses                      236,238             9,853    E           65,098                 311,189
                                         -----------------    --------------         -------------       -----------------

     Total costs and expenses                    1,772,387           154,246                35,785               1,962,418
                                         -----------------    --------------         -------------       -----------------

     Operating income (loss)                       541,533           (48,361)              (65,098)                428,074

     Other (income) expenses:
     Interest expense                               22,542             4,571                     -                  27,113
     Litigation contingency expense                117,000                 -                     -                 117,000
     Minority interest in net loss
        of subsidiary                                    -                 -    D          (22,935)                (22,935)
                                         -----------------    --------------         -------------       -----------------

     Total other (income) expenses                 139,542             4,571               (22,935)                121,178
                                         -----------------    --------------         -------------       -----------------

     Income (loss) before income taxes             401,991           (52,932)              (42,163)                306,896

     Income taxes                                        -                 -                     -                       -
                                         -----------------    --------------         -------------       -----------------

     Net income (loss)                   $         401,991    $      (52,932)        $     (42,163)      $         306,896
                                         =================    ==============         =============       =================

     Basic net income per share          $            0.01                                               $            0.01
                                         =================                                               =================

     Shares used to compute basic net
         income per share                       30,644,188                                                      30,644,188
                                         =================                                               =================

     Diluted net income per share        $            0.01                                               $            0.01
                                         =================                                               =================
     Shares used to compute diluted
         net income per share                   32,478,139                                                      32,478,139
                                         =================                                               =================


                                      7.b

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                        For the year ended July 31, 1999



                                                                    Paragon
                                              Interactive            Voice
                                             Telesis, Inc.          Systems                                      Pro Forma
                                             For the year        For the year                                  For the year
                                                ended                ended                Pro Forma                ended
                                            July 31, 1999        July 31, 1999           Adjustments           July 31, 1999
                                          -----------------    -----------------       -----------------     -----------------
                                             (Unaudited)          (Unaudited)             (Unaudited)           (Unaudited)

      Revenues                            $       3,022,290    $         413,898  H    $         (81,750)    $       3,354,438

      Costs and expenses:
      Cost of revenues                              221,506              183,156  H              (81,750)              322,912
      Salaries and wages                          1,184,523              194,361                       -             1,378,884
      General and administrative                    742,801               93,733                       -               836,534
      Other costs and expenses                      443,693               14,772  I              130,197               588,662
                                          -----------------    -----------------       -----------------     -----------------

      Total costs and expenses                    2,592,523              486,022                  48,447             3,126,992
                                          -----------------    -----------------       -----------------     -----------------

      Operating income (loss)                       429,767              (72,124)               (130,197)              227,446
      Other (income) expenses:
      Interest expense                               28,027                9,941                       -                37,968
      Litigation contingency expense                 80,000                    -                       -                80,000
      Minority interest in net loss
         of subsidiary                                    -                    -  G              (35,562)              (35,562)
                                          -----------------    -----------------       -----------------     -----------------

      Total other expenses                          108,027                9,941                 (35,562)               82,406
                                          -----------------    -----------------       -----------------     -----------------

      Income (loss) before income taxes             321,740              (82,065)                (94,635)              145,040

      Income taxes                                        -                    -                       -                     -
                                          -----------------    -----------------       -----------------     -----------------

      Net income (loss)                   $         321,740    $         (82,065)      $         (94,635)    $         145,040
                                          =================    =================       =================     =================

      Basic net income per share          $            0.01                                                  $            0.00
                                          =================                                                  =================

      Shares used to compute basic net
          income per share                       30,365,097                                                  $      30,365,097
                                          =================                                                  =================

      Diluted net income per share        $            0.01                                                               0.00
                                          =================                                                  =================

      Shares used to compute diluted
          net income per share                   31,160,123                                                  $      31,160,123
                                          =================                                                  =================



                                      7.c

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
               As of and for the six months ended January 31, 2000
                      and for the year ended July 31, 1999


         The following pro forma adjustments to the pro forma consolidated balance sheet are being recorded as if the purchase of the 510,000 shares of Paragon Voice Systems' common stock occurred as of November 30, 1999. The pro forma adjustments for the amortization of goodwill generated by the acquisition for the six months ended January 31, 2000 are being recorded as if the purchase of the 510,000 shares of Paragon Voice Systems' common stock occurred as of August 1, 1999. Paragon Voice Systems' fiscal year end for financial reporting purposes is May 31.

         On December 17, 1999, Interactive Telesis, Inc. (the "Company") purchased 510,000 shares of common stock of Paragon Voice Systems("Paragon"). The shares were purchased for $1,200,000, $300,000 of which was paid at closing and the remainder of which will be paid in three (3) installments of $300,000 each, due and payable April 1, 2000, July 1, 2000, and October 1, 2000, respectively. The purchase price for the shares was determined through arm's length negotiations between the Company and Paragon's Management and accounted for as a purchase transaction.

         Upon consummation of the transaction, Paragon had a total of 900,000 shares outstanding of which the Company owns 56.67%. An additional 100,000 shares have been reserved for Paragon's Employee Stock Option Plan. In addition to the Company, Paragon has three shareholders. In the event the Employee Stock Options are fully exercised, the Company's percentage ownership will be reduced to 51%. The Company will account for its investment in Paragon as a majority owned subsidiary on a consolidated basis.

A   -    To record the issue by Paragon Voice Systems of 510,000 shares of its common stock to Interactive Telesis, Inc. for $1,200,000, $300,000 of which was paid on signing of the stock purchase agreement and the balance due in 3 quarterly installments beginning April 1, 2000.

B   -     To eliminate intercompany investment and related equity accounts, in consolidation, of Paragon Voice Systems on acquisition, to record minority interest in net assets of subsidiary, and to record acquired goodwill.

C   -    To eliminate intercompany Note Receivable and Note Payable arising from the acquisition described in A and B above.

D   -    To record the minority shareholders' share of Paragon Voice Systems'
         net loss for the six months ended November 30, 1999.

E   -    To record the amortization of goodwill on the straight-line basis over the estimated useful life of 5 years.

F   -    To record the elimination of intercompany sales from Paragon Voice
         Systems to Interactive Telesis, Inc.

The following pro forma adjustments have been made to the pro forma consolidated statement of operations as if the purchase of the 510,000 shares of Paragon Voice Systems' common stock occurred as of August 1, 1998.

G   -    To record the minority shareholders' share of Paragon Voice Systems'
         net loss for the year ended May 31,1999.

H    -   To record the elimination of intercompany sales from Paragon Voice
         Systems to Interactive Telesis, Inc.

I    -   To record the amortization of goodwill on the straight-line basis over the estimated useful life of 5 years.

                            INTERACTIVE TELESIS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

         Net revenues were $1,112,985 and $2,313,920 for the three months and six months ended January 31, 2000, respectively, which represent increases of 100% and 127% when compared with the corresponding periods in 1999. The increases were due primarily to the increase in volume/usage of the existing customers of Digital Record & Replay.

         The three months increase is due to an increase in revenue, of approximately $463,000, or 83%, of two existing customers of the Digital Record & Replay and 13%, or $75,000 is a result of adding new customers to Automated Survey services, during the three months ended January 31, 2000 compared to the same period in the 1999. The six months increase is due to an increase in revenue, of approximately $1,110,000, or 86%, of two existing customers of the Digital Record & Replay and 13%, or $170,000 is a result of adding new customers to Automated Survey services, during the six months ended January 31, 2000 compared to the same period in 1999.

         The cost of revenues for the quarter ended January 31, 2000 was $66,698 compared to $55,536 for the same period in 1999. Cost of Revenues as a percentage of net revenue decreased, approximately 3.5%, for both the second quarter and the first six months of the fiscal year 2000 when compared with the same period in fiscal year 1999. This decrease is due to increased volume/usage, which resulted in increased revenue for the higher margin Digital Record & Replay services.

         Salaries and wages increased from $277,840 to $454,658, or 64%, for the three-month period ended January 31, 2000 compared with the same period in 1999. The increase, for both the second quarter and the first six months of fiscal year 2000,is a result of adding staff to provide the Information Technology and Systems skills and experience needed to meet and support the requirements of the new customers, which enabled the Company's revenue growth during the period.

         General and administrative expense increased from $159,078 to $254,146, or 60%, for the three-month period ended January 31, 2000 compared with the same period in 1999. The increase, for both the second quarter and the six months of fiscal year 2000, is primarily a result of increased legal, accounting and consulting fees during the period.

         Sales and marketing expense increased $11,521 for the three-month period ended January 31, 2000 compared with the same period in 1999, as a results of increased Investor Relations costs.

         Sales and marketing expense decreased from $129,002 to $110,654, or 14%, for the six-month period ended January 31, 2000 compared with the same period in 1999. The six-month decrease is primarily a result of reducing Investor Relations costs and reducing Conferences and Trade Show costs during the period.

         Depreciation and amortization expense increased from $41,652 to $67,171, or 61% for the three-month period ended January 31, 2000 compared with the same period in 1999. The increase, for both the second quarter and the first six months of fiscal year 2000, is a result of adding computer and related equipment during the period and during the fiscal year 1999.

         Litigation contingency expense for the three-month and six-month period ended January 31, 2000, of $117,000 represents the settlement, over the previously provided for amounts, of the Madison case for 100,000 shares of common stock.

         Net income for the quarter ended January 31, 2000 was $82,061 as compared to a net loss of $(32,978), for the quarter ended January 31, 1999.

         Net income for the six months ended January 31, 2000 was $401,991 as compared to a net loss of $(139,903), for the six months ended January 31, 1999. Basic earnings per share increased to $0.01 for the six months ended January 31, 2000 as compared to $(0.00) per share for the same period ended January 31, 1999.

         Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.


LIQUIDITY AND CAPITAL RESOURCES:

         On December 17, 1999, the Company purchased 510,000 shares of common stock of Paragon Voice Systems ("Paragon"). The shares were purchased for $1,200,000, $300,000 of which was paid at closing and the remainder of which will be paid in three (3) installments of $300,000 each, due and payable April 1, 2000, July 1, 2000, and October 1, 2000, respectively.

         Working capital was $1,164,562 at January 31, 2000, an increase of $300,378 from July 31, 1999. The increase is a result of positive operating results and positive cash flows for the six-month period ended January 31, 2000.

         The Company's current ratio is 3.6 to 1 at January 31, 2000.

         Based on current cash flow projections management expects that the Company can complete expected operations for the current fiscal year without the need for infusions of additional cash.

YEAR 2000 IMPLICATIONS:

         The Company has incurred approximately $8,800 in Year 2000 remediation costs, which was funded from working capital. The Company has designated the Director of Operations as manager of all Year 2000 efforts. These efforts include continued product testing and contingency planning.

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

         The Company was a defendant in a lawsuit brought in the District Court of Nevada in November, 1997, by Scott Madison, a stockholder (the "Madison Lawsuit"). The stockholder claimed that the Company, an Officer of the Company, and individuals associated with a fiscal agent who assisted the Company in raising equity capital in 1996, made misrepresentations to the plaintiff in the sale of shares of the Company's Common Stock. The plaintiff alleged special, general and punitive damages in excess of $1,000,000. The Company settled the Madison Lawsuit on February 25, 2000 in consideration for the Company's issuance of 100,000 shares of its common stock. The market price of the Company's common stock on the date of settlement was $1.97. The accounting treatment for this event is reflected in these financial statements.

ITEM 2.  CHANGES IN SECURITIES

         On 12/22/99 the Company granted 1,506,000 stock options at an exercise price of $0.35 per share. The options were granted as follows: Employees - 470,000 shares, Consultants -70,000 shares and Officers - 966,000 shares. In issuing these securities the Company relied on the exemption from registration under Rule 506 of the Securities Act of 1933 (the "Act"), with respect to warrants granted to Officers and Directors and Rule 701 of the Act with respect to options granted to employees and the consultant.

         On 01/25/00, 60,800 shares of Common Stock were issued in conjunction with an employee termination settlement. The accounting for the employee termination settlement was accrued for, on the grant date of 10/14/99, at the market price per share of $0.36. In issuing these securities, the Company relied on the exemption from registration in Section 4(2) of the Act.

         On 02/25/00 the Company issued 100,000 shares of Common Stock in settlement of the Madison lawsuit. For the purposes of this issuance, the shares were valued at their market price on the date of the settlement of $1.97 per share. The settlement was accounted for in January to reflect the appropriate accounting treatment for the second fiscal quarter. The shares are to be issued in 25,000 share increments, starting on 2/25/00 and then issued at 30, 60 and 90 day intervals, thereafter.

         The shares were issued pursuant to a hearing of the settlement terms by the court, after which the court found that the issuance of the shares was fair to all parties. The Company issued these shares in reliance on the exemption under Section 3(a)(10) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 13, 1999 the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Donald E. Cameron (with 6,636,495 affirmative votes and 43,300 votes withheld), Marc Goyette (with 5,768,366 affirmative votes and 975,729 votes withheld), Robert Wilson (with 3,847,649 affirmative votes and 2,913,946 votes withheld) and John
S. Baker* (with 3,248,899 affirmative and 3,578,096 votes withheld).

         *Mr. Baker resigned his position as Director of the Company immediately after confirmation of his appointment.

         The shareholders also approved the sale of the assets comprising the Company's InvestorREACH services. However, this sale was not consummated.

         The shareholders also approved the appointment of Pannell Kerr Forster as Independent Auditors of the Company for the fiscal year ending July 31, 2000 (with 6,669,274 affirmative votes and 129,698 votes withheld).

         The shareholders also approved an increase of 1,850,000 shares issuable under the 1996 Stock Plan to 3,335,000 (with 5,097,849 affirmative votes and 1,657,961 votes withheld).

ITEM 5.  OTHER INFORMATION

         The negotiations for the sale of InvestorREACH (TM) referenced in Note 8 to the financial statements, submitted with Form 10SB to the SEC on November 19, 1999, have been terminated. The Company has discontinued exploring the possible disposition of this service line.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS - 27 Financial Data Schedule


         B. REPORTS ON FORM 8-K -On 12/29/99 the Company filed a report Form 8-K and on 2/29/00 filed an amendment to the report Form 8-K which announced the acquisition of Paragon Voice Systems.

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


                                            INTERACTIVE TELESIS, INC.
                                            (A Delaware Corporation)
                                                  (Registrant)


                                            By: /s/ Donald E. Cameron
                                            ---------------------------------
                                            Donald E. Cameron
                                            President & CEO


Date: March 10, 2000