Form 10QSB
period 2000-04-30
INTERACTIVE TELESIS INC
filed 2000-06-12
CIK 1027377

                             INTERACTIVE TELESIS INC


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended April 30, 2000

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
                                                            -------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 30,811,938 shares of common stock, $0.001 par value, as of April 30, 2000.

                            INTERACTIVE TELESIS, INC.


PART I - FINANCIAL INFORMATION

        On December 17, 1999, Interactive Telesis, Inc. (the "Company") purchased 510,000 shares of common stock of Paragon Voice Systems ("Paragon"). The shares were purchased for $1,200,000, $300,000 of which was paid at closing and the remainder of which will be paid in three (3) installments of $300,000 each, due and payable April 1, 2000, July 1, 2000, and October 1, 2000, respectively. The purchase price for the shares was determined through arm's length negotiations between the Company and Paragon's Management and is accounted for as a purchase transaction.

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




ITEM 1. FINANCIAL STATEMENTS

        The historical interim financial statements, which follow, reflect the activity of Interactive Telesis Inc. (fiscal year end July 31) for the three and nine months ended April 30, 2000 and the results of operations of Paragon (fiscal year end May 31) from the date of acquisition, December 17, 1999 through February 29, 2000, which is the end of Paragon's third quarter. As a result of the transaction described above in Part I - Financial Information, the following financial information is presented on a consolidated basis eliminating Interactive Telesis Inc.'s investment in Paragon. However, prior period financial statements (fiscal year 1999) have not been restated for the acquisition of Paragon.

                            INTERACTIVE TELESIS, INC.
                                 BALANCE SHEETS
                        April 30, 2000 AND JULY 31, 1999




                                     ASSETS
                                                                    Consolidated
                                                                    APR 30, 2000      JUL 31,1999
                                                                    ------------      ------------
                                                                    (UNAUDITED)         (AUDITED)
                                                                    ------------      ------------

CURRENT ASSETS:
        CASH                                                        $  1,037,757       $    490,152
        ACCOUNTS RECEIVABLE-NET                                          740,397            682,815
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                         42,851              7,730
                                                                    ------------       ------------
                TOTAL CURRENT ASSETS                                   1,821,005          1,180,697
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT, NET                                              886,493            762,508

GOODWILL                                                                 602,163                 --
                                                                    ------------       ------------

        TOTAL ASSETS                                                $  3,309,661       $  1,943,205
                                                                    ============       ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    $    216,015       $    111,469
        NOTES PAYABLE TO RELATED PARTIES                                 161,337                 --
        DUE TO SHAREHOLDERS                                               34,000                 --
        CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                      55,467            205,044
                                                                    ------------       ------------

        TOTAL CURRENT LIABILITIES                                        466,819            316,513
                                                                    ------------       ------------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                        336,232            292,229
                                                                    ------------       ------------

        TOTAL LIABILITIES                                                803,051            608,742
                                                                    ------------       ------------

MINORITY INTEREST IN NET ASSETS OF SUBSIDIARY                            354,237                 --

SHAREHOLDERS' EQUITY:
        COMMON STOCK, $.001 PAR VALUE, 50,000,000 SHARES
           AUTHORIZED; 30,811,938 AND 30,599,888 SHARES ISSUED
           AND OUTSTANDING AT APR 30, 2000 AND JUL 31, 1999,
           RESPECTIVELY                                                   30,812             30,600
        ADDITIONAL PAID IN CAPITAL                                    10,031,905          9,639,691
        ACCUMULATED DEFICIT                                           (7,910,344)        (8,335,828)
                                                                    ------------       ------------

        TOTAL SHAREHOLDERS' EQUITY                                     2,152,373          1,334,463
                                                                    ------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  3,309,661       $  1,943,205
                                                                    ============       ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)





                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     April 30                            April 30
                                                         -------------------------------      -------------------------------
                                                         Consolidated                         Consolidated
                                                             2000               1999              2000               1999
                                                         ------------       ------------      ------------       ------------
Revenues                                                 $  1,445,608       $    915,196      $  3,759,529       $  1,934,652
Costs and expenses:
   Cost of revenues                                           276,581             49,255           442,737            156,418
   Salaries and wages                                         513,981            292,512         1,367,626            791,563
   General and administrative                                 417,304            215,305           933,652            560,093
   Sales and marketing                                        116,213             68,650           226,867            197,652
   Depreciation and amortization                              129,049             50,899           270,908            119,596
                                                         ------------       ------------      ------------       ------------
   Total costs and expenses                                 1,453,128            676,621         3,241,790          1,825,322
                                                         ------------       ------------      ------------       ------------

Operating income (loss)                                        (7,520)           238,575           517,739            109,330

Other (income) expenses:
   Interest expense                                            18,310              7,880            40,852             18,538
   Litigation contingency expense                                  --                 --           117,000                 --
   Minority interest in net loss of subsidiary                (65,597)                --           (65,597)                --
                                                         ------------       ------------      ------------       ------------
   Total other (income) expenses                              (47,287)             7,880            92,255             18,538
                                                         ------------       ------------      ------------       ------------

Income before income taxes                               $     39,767       $    230,695      $    425,484       $     90,792
Provision for income taxes                                         --                 --                --                 --
                                                         ------------       ------------      ------------       ------------
Net income                                               $     39,767       $    230,695      $    425,484       $     90,792
                                                         ============       ============      ============       ============
Basic net income per share                               $       0.00       $       0.01      $       0.01       $       0.00
                                                         ============       ============      ============       ============
Shares used to compute basic net income per share          30,811,938         30,575,888        30,700,105         30,544,528
                                                         ============       ============      ============       ============
Diluted net income per share                             $       0.00       $       0.01      $       0.01       $       0.00
                                                         ============       ============      ============       ============
Shares used to compute diluted net income per share        32,861,209         31,791,929        32,903,061         31,791,929
                                                         ============       ============      ============       ============





See accompanying notes to financial statements

                            INTERACTIVE TELESIS, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)




                                                                         NINE MONTHS ENDED APRIL 30
                                                                       Consolidated
                                                                           2000              1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        NET INCOME (LOSS)                                              $   425,484       $    90,792
        ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
                DEPRECIATION AND AMORTIZATION                              270,908           119,596
                LITIGATION SETTLEMENT                                      117,000                --
                MINORITY INTEREST IN OPERATIONS OF PARAGON                 (65,597)               --
                LOSS ON LOAN EXTINGUISHMENT                                 15,000                --
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
                INCREASE IN ACCOUNTS RECEIVABLE                             (6,095)         (165,599)
                INCREASE IN PREPAID EXPENSES AND DEPOSITS                  (35,121)          (12,920)
                INCREASE/(DECREASE) IN ACCOUNTS/NOTES PAYABLE              124,689           (17,215)
                DECREASE IN DEFERRED REVENUE                                    --           (12,500)
                                                                       -----------       -----------
        NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                    846,268             2,154
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        CASH ACQUIRED IN PARAGON VOICE SYSTEMS ACQUISITION                   5,830                --
        PURCHASE OF PROPERTY AND EQUIPMENT                                (320,727)         (526,396)
                                                                       -----------       -----------
        NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (314,897)         (526,396)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        PROCEEDS ON ISSUANCE OF COMMON STOCK                               121,808             6,475
        REPAYMENTS ON CAPITAL LEASES                                      (175,522)         (100,533)
        PROCEEDS FROM BORROWING ON CAPITAL LEASES                           69,948           326,525
                                                                       -----------       -----------
        NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES           16,234           232,467
                                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                            547,605          (291,775)

CASH AT BEGINNING OF PERIOD                                                490,152           406,090
                                                                       -----------       -----------

CASH AT END OF PERIOD                                                  $ 1,037,757       $  (114,315)
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                         NINE MONTHS ENDED APRIL 30
                                                                           2000              1999
                                                                       -----------       -----------
CASH PAID DURING THE YEAR FOR:

        INTEREST                                                       $    40,852            18,538
                                                                       ===========       ===========
        INCOME TAXES                                                   $        --                --
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

ON DECEMBER 17, 1999 THE COMPANY ACQUIRED 56.67% OF THE OUTSTANDING COMMON STOCK OF PARAGON VOICE SYSTEMS. THE VALUE OF THE ASSETS AND LIABILITIES ACQUIRED WAS $54,972 INCLUDING CASH OF $5,830 AND $313,813 RESPECTIVELY.

ON FEBRUARY 25, 2000 THE COMPANY ISSUED 100,000 SHARES OF COMMON STOCK AT A FAIR MARKET VALUE OF $197,000 IN SETTLEMENT OF THE MADISON LAWSUIT.

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included with the Form 10SB/A submission made to the Securities and Exchange Commission (SEC) on April 21, 2000 and the Company's current report on Form 8-K/A, which was filed with the (SEC) on February 29, 2000.

        The Company acquired a 56.67% interest in Paragon Voice Systems, on December 17, 1999, a leading value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition ("ASR").

B.      RECLASSIFICATION: None

C.      STOCK SPLIT: None

D.      SUBSEQUENT EVENTS: None


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

                            INTERACTIVE TELESIS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

        Interactive Telesis is a leader in specialized interactive voice response (IVR) services and deployment of speech recognition technologies. Interactive Telesis presents a very compelling offering for companies wishing to leverage the benefits of speech recognition without the high cost of ownership, capital outlay and internal IT staff requirements.

        Paragon Voice Systems is a leading developer of computer telephony solutions. Based in San Diego, California and founded in 1991, Paragon Voice Systems specializes in open, PC-based systems and provides solutions to start-ups, Fortune 1000 corporations (including five of the six largest oil companies), educational institutions and government agencies.

RESULTS OF OPERATIONS:

        Net revenues were $1,445,608 and $3,759,529 for the three months and nine months ended April 30, 2000, respectively, which represent increases of 58% and 94% when compared with the corresponding periods in 1999. The increases were due primarily to the increase in volume/usage of the existing customers of Digital Record & Replay.

        The three months increase is due to an increase in revenue of approximately $518,900, or 56.7%, of two existing customers of the Digital Record & Replay, which includes transport revenue of $185,969, and $11,540, or 1.3% is a result of adding new customers to Automated Survey services in the amount of $4,600 and the inclusion of Paragon in the amount of $6,940, during the three months ended April 30, 2000 compared to the same period in the 1999.

        The nine months increase is due to an increase in revenue of approximately $1,627,400, or 84%, of two existing customers of the Digital Record & Replay, which includes transport revenue of $185,969, and $197,400, or 10% is a result of adding new customers to Automated Survey services in the amount of $190,460 and the inclusion of Paragon in the amount of $6,940, during the nine months ended April 30, 2000 compared to the same period in 1999.

        The cost of revenues for the quarter ended April 30, 2000 was 7% of revenue compared to 5% of revenue for the same period in 1999. The cost of revenues for the quarter ended April 30, 2000 was 19% of revenue or $276,581 (after inclusion of both the transport revenue and transport cost) compared to 5% of revenue or $49,255 for the same period in 1999. The increase of $227,326, for the third quarter is made up of three parts (1) increased costs as a result of increased usage $37,349, (2) Paragon costs $4,008 and (3) transport costs $185,969.

        The cost of revenues for the nine months ended April 30, 2000 was 7% of revenue compared to 8% of revenue for the same period in 1999. The cost of revenues for the nine months ended April 30, 2000 was 11.8% of revenue or $442,737 (after inclusion of both the transport revenue and transport cost) compared to 8% of revenue or $156,418 for the same period in 1999. The increase of $286,319, for the nine months ended April 30, 2000, is made up of three parts ((1) increased costs as a result of increased usage $96,342, (2) Paragon costs $4,008 and (3) transport costs $185,969. The increase in cost of revenue, for both the third quarter and the nine months of fiscal year 2000, (after exclusion of both the transport revenue and transport cost) is mainly a result of increased volume/usage, which resulted in increased revenue for Digital Record & Replay services.

        Salaries and wages increased from $292,512 to $513,981, or 76%, for the quarter ended April 30, 2000 compared with the same period in 1999. The increase of $221,469, for the third quarter is made up of two parts (1) increased costs as a result of increased staff 50% or $146,071, (2) inclusion of Paragon costs 26% or $75,398. The increase, for both the third quarter and the first nine months of fiscal year 2000, is a result of the inclusion of Paragon, and Interactive Telesis adding staff. The additional staff is needed to provide the Information Technology and Systems skills and experience needed to meet and support the requirements of anticipated new customers.

        General and administrative expense increased from $215,305 to $417,304, or 94%, for the three-month period ended April 30, 2000 compared with the same period in 1999. The increase of $201,999, for the third quarter is made up of two parts (1) increased costs as a result of increased recruiting, insurance, accounting, and consulting fees 77% or $165,086, and (2) inclusion of Paragon costs 17% or $36,913. The increase, for both the third quarter and the first nine months of fiscal year 2000, is a result of the inclusion of Paragon, and Interactive Telesis increased recruiting, insurance, legal, accounting and consulting fees during the period.

        Sales and marketing expense increased from $68,650 to $116,213, or 69%, for the three-month period ended April 30, 2000 compared with the same period in 1999. The increase of $47,563, for the third quarter is made up of two parts (1) increased costs as a result of increased travel, training, conferences and trade shows 59% or $40,429, and (2) inclusion of Paragon costs 10% or $7,134.

        Sales and marketing expense increased from $197,652 to $226,867, or 15%, for the nine-month period ended April 30, 2000 compared with the same period in 1999. The nine-month increase is primarily a result of increased travel, conferences and trade show costs during the period.

        Depreciation and amortization expense increased from $50,899 to $129,049, or 153.5% for the three-month period ended April 30, 2000 compared with the same period in 1999. The increase of $78,150, for the third quarter is made up of three parts (1) Interactive Telesis depreciation $17,017, (2) Paragon depreciation $28, 584 and (3) Goodwill amortization (Paragon Acq.) $32,549. The increase of $151,312, for the nine months ended April 30, 2000, is made up of three parts (1) Interactive Telesis depreciation $73,904, (2) Paragon depreciation $28, 584 and (3) Goodwill amortization (Paragon Acq.) $48,824. The increase in depreciation for Interactive Telesis, for both the third quarter and the first nine months of fiscal year 2000, is a result of adding computer and related equipment during the period and during the fiscal year 1999.

        Litigation contingency expense for the nine-month period ended April 30, 2000, of $117,000 represents the settlement, over the previously provided for amounts, of the Madison case for 100,000 shares of common stock.

        Net income for the quarter ended April 30, 2000 was $39,767 as compared to a net income of $230,695, for the quarter ended April 30, 1999. The quarterly net income reflects the inclusion of the Company's share of Paragon's loss $(85,792) along with the amortization of goodwill $(32,549), associated with the acquisition of Paragon. The Net income for the quarter ended April 30, 2000 for Interactive Telesis unconsolidated was $158,108.

        Net income for the nine months ended April 30, 2000 was $425,484 as compared to a net income of $90,792, for the nine months ended April 30, 1999. The nine months net income reflects the inclusion of the Company's share of Paragon's loss $(85,792) along with the amortization of goodwill $(48,824), associated with the acquisition of Paragon. The Net income for the nine months ended April 30, 2000 for Interactive Telesis unconsolidated was $560,100.

        Basic earnings per share increased to $0.01 for the nine months ended April 30, 2000 as compared to $0.00 per share for the same period ended April 30, 1999.

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

        Working capital was $1,354,186 at April 30, 2000, an increase of $490,002 from July 31, 1999. The increase is a result of positive operating results and positive cash flows from Operating activities for the nine-month period ended April 30, 2000.

        The Company's current ratio is 3.9 to 1 at April 30, 2000.

        Based on current cash flow projections management expects that the Company can complete expected operations for the current fiscal year without the need for infusions of additional cash.




YEAR 2000 IMPLICATIONS:

        The Company has incurred approximately $8,800 in Year 2000 remediation costs, which was funded from working capital. The Company has designated the Vice President of Operations as manager of all Year 2000 efforts. These efforts include continued product testing and contingency planning.

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

IMPACT OF INFLATION:

        The Company does not believe inflation has had a significant effect on its operations


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a defendant in a lawsuit brought in the Superior Court of California in January, 1999, by Dieter Sauer, a former consultant, claiming wrongful termination by the Company. The consultant alleges special, general and punitive damages in excess of $400,000.



ITEM 2. CHANGES IN SECURITIES

        During the third quarter the Company granted 175,000 stock options at exercise prices of $3.00(115,000 shares), $2.47(20,000 Shares) and $2.25 (40,000 shares) per share. The options were granted as follows: Employees - 100,000 shares, Consultants - 0 shares and Officers - 75,000 shares. In issuing these securities the Company relied on the exemption from registration under Rule 506 of the Securities Act of 1933 (the "Act"), with respect to warrants granted to Officers and Directors and Rule 701 of the Act with respect to options granted to employees and the consultant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.      EXHIBITS - 27 Financial Data Schedule


        B. REPORTS ON FORM 8-K - On 12/29/99 the Company filed a report Form 8-K and on 2/29/00 filed an amendment to the report Form 8-K which announced the acquisition of Paragon Voice Systems.

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


                                        INTERACTIVE TELESIS, INC.
                                        (A Delaware Corporation)
                                              (Registrant)


                                        By: /s/ Donald E. Cameron
                                        ----------------------------------------
                                        Donald E. Cameron
                                        President & CEO


Date: June 9, 2000