Form 10KSB
period 2000-07-31
INTERACTIVE TELESIS INC
filed 2000-10-30
CIK 1027377

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________


Commission File Number: 000-28215


                            Interactive Telesis Inc.
                 (Name of small business issuer in its charter)


           Delaware                                      33-0649915
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


12636 High Bluff Drive, Suite 200
San Diego, California                                      92130
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code: Voice 858 523-4000,
                                                  Fax 858 523-4001

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                     Name of Exchange on Which Registered
  Common Stock, $0.001 par value                 NASDAQ OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year: $4,832,094

On September 30, 2000 the aggregate market value of the Common equity held by non-affiliates (based upon the average of bid and asked price as of September 30, 2000) was $79,438,715.

As of September 30, 2000 the Issuer has 31,775,486 Outstanding Shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Part I

Item 1. Business

Interactive Telesis Inc. (also referred to as the "Company" or "we") is a leader in specialized interactive voice response (IVR) services and deployment of automated speech recognition (ASR) technologies and speech-enabled hosting services. Interactive Telesis presents a very compelling offering for companies wishing to leverage the benefits of speech recognition without the high cost of ownership, capital outlay and internal IT staff requirements.

The Company was formed under the laws of the province of British Columbia on June 19, 1987, and, on September 23, 1996, the Company's jurisdiction of incorporation was continued to the State of Delaware. The Company has concentrated on its IVR and ASR services and development activities since 1998.

In September of 1995, the Company's shares were posted for trading on the OTC Bulletin Board. Effective October of 1995, the Company conducted a one-for-seven share consolidation and commenced trading under the ticker symbol "TSIS."


SUBSIDIARIES

In December 1999, we acquired a controlling interest in one of our suppliers, Paragon Voice Systems ("Paragon"), which is a value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition or ASR. Paragon is a San Diego based reseller of speech recognition software and application building blocks for the technology as a part of its integrated solutions. We purchased a controlling interest in Paragon with a view of joining forces to develop and deploy advanced speech recognition solutions for corporate customers. Our intention for the immediate future is to position Interactive Telesis as a leading hosting provider for complex ASR software applications.

In August 2000, we formed VoiceVault, Inc., a California Corporation, which is currently inactive, as our wholly owned subsidiary.


Competition

The Company is aware of over one hundred companies in the United States and Canada who have IVR capability. In most instances, these competitors use IVR functionality to supplement live-agent call center services. The Company does not offer any live-agent services and wherever these services are required as a complement to the Company's IVR services, the Company out-sources the live-agent services to one of several call centers with which the Company has partnered.

The IVR industry is dominated by perhaps ten large corporations capable of handling extremely high volume applications which are usually associated with direct response television advertising. There are also dozens of smaller companies providing IVR service bureau services similar to the business strategy of the Company. In general, the Company finds itself in competition with large call center competitors that also offer IVR services. The Company is pursuing business with large, national companies, including a majority of the large telephone companies in the United States and Canada, and, as a result, usually competes against much larger companies.


Business Concentration

A majority of the Company's revenues to date has been generated by record and replay services. Three customers accounted for 83% and 78% of the Company's revenue for the years ended July 31, 2000 and 1999, respectively. All of the Company's contracts are terminable upon notice by either party. Effective July 12, 2000, AT&T, one of our largest customers, stopped using our record and replay services.

The Company is anticipating that the majority of its growth in the future will come from customers other than those referenced above; hence, the Company expects ultimately to have a lesser dependence on these customers.


Trademark and Copyright Issues

The Company develops all of its proprietary software in house and does not incorporate any third-party software other than off-the-shelf, commercially available software.

The Company has applied for the following service marks:

        -  InvestorREACH(TM)

        -  MarketREACH

        -  TeleSurvey

        -  VoiceVault

        -  The Voice of Experience


Governmental Regulation

The Company is not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, it is uncertain what impact government regulation may have on telecommunication providers on which the Company's business depends. Future government regulation may have an adverse effect on the Company's cost of doing business.


EMPLOYEES

On July 31, 2000 the Company had forty-four full-time employees, including eight full time employees at Paragon Voice Systems. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. We believe that our relations with our employees are good. We do not currently have any key-man life insurance on any of our employees, directors, or executive officers.

We have no written or oral contracts for employment with any of our employees, directors, or executive officers.


Item 2. Properties

The Company's principal executive offices are located at 12636 High Bluff Dr., Suite 200, San Diego, California, 92130 and consist of approximately 13636 square feet. This facility is leased on a long-term lease (see leases). The company also leases 1,500 square feet of computer facility space at 10180 Telesis Court, San Diego, California. Our telephone number is 858-523-4000. Interactive Telesis' Internet website is located at www.interactivetelesis.com.

In addition, the Company leases approximately 5063 square feet of office space at its former executive offices at 535 Encinitas Blvd., Suite 116, Encinitas, California 92024. This lease expires in August 2001. The Company subleases these facilities to Cardio-Now (see leases) on a sub-lease which expires in August 2001.

The executive offices for Paragon Voice Systems are located at 12625 High Bluff Dr., Suite 302 and Suite 314, San Diego, California 92130. The lease on this facility will expire in 2001. Paragon will continue to rent the facilities on a month-to-month basis. Paragon's telephone number is 858-259-0071. Paragon's Internet website is located at www.paravoice.com.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit brought by an individual claiming that the Company wrongfully terminated the plaintiff. The plaintiff alleges special, general and punitive damages in excess of $2.0 million, amended from the initial claim of $400,000 filed in fiscal 1999. At the present stage of litigation, the probability that the Company will be required to pay damages cannot be determined. Accordingly, no contingent liability has been provided for in the accompanying consolidated financial statements.

Beginning in approximately March 1997 through August 1998, we authorized the repurchase of up to $2 million of our common stock through open market transactions for the intended purpose of reducing our outstanding stock. As described in Note 8 to our financial statements for the years ended July 31, 1999 and 1998, certain aspects of the stock repurchase program may not have been in strict compliance with regulatory requirements which could lead to certain liabilities, the nature and outcome of which are uncertain.


Item 4. Submission of Matters to a Vote of Stockholders

Not applicable


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock Trading Symbol - TSIS

Stock Exchange Listings - NASDAQ OTC Bulletin Board

Shareholders - At September 30, 2000, there were approximately 754 shareholders of record.

Dividend Policy - The Company has not declared a dividend nor does it expect to declare a dividend in the near future.


                                 Stock Prices -

Fiscal Year 2000                            High          Low        Close
----------------                           ------        -----       -------
First Quarter (8/1/99 - 10/31/99)            25/64         5/16        5/16
Second Quarter (11/1/99 - 1/31/00)         1 19/32         5/16      2 1/2
Third Quarter (2/1/00 - 4/30/00)           5 4/64        1 1/2       2 62/64
Fourth Quarter (5/1/00 - 7/31/00)          3             2 3/16      2 1/2


Fiscal Year 1999                           High        Low       Close
----------------                           -----      -----      -----
First Quarter (8/1/98 - 10/31/98)          33/64        1/4      25/64
Second Quarter (11/1/98 - 1/31/99)         27/64        1/4      17/64
Third Quarter (2/1/99 - 4/30/99)           33/64      17/64      13/32
Fourth Quarter (5/1/99 - 7/31/99)           7/16      23/64        3/8

Item 6. Selected Financial Data

Interactive Telesis, Inc. and Subsidiary

(in thousands except per share amounts)

                                                      2000(a)     1999        1998
                                                      -------     -----       -----
Net Sales                                             4,832       3,022       1,102
Income (loss) from continuing operations               (132)        322        (677)
Income (loss) per share - continuing operations        0.00        0.01       (0.03)
Total Assets                                          5,249       1,943       1,160
Long term debt                                          551         292          76

(a) Includes revenue and related expenses associated with the acquisition of Paragon Voice Systems in December 1999.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report on Form 10-KSB. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.


INTRODUCTION

Business

Interactive Telesis is a leader in specialized interactive voice response services and deployment of automated speech recognition technologies and speech-enabled hosting services. Interactive Telesis presents a very compelling offering for companies wishing to leverage the benefits of speech recognition without the high cost of ownership, capital outlay and internal IT staff requirements.

Paragon Voice Systems, our majority-owned subsidiary, is a leading developer of computer telephony solutions. Based in San Diego, California and founded in 1991, Paragon Voice Systems specializes in open, PC-based systems and provides solutions to start-ups, Fortune 1000 corporations (including five of the six largest oil companies), educational institutions and government agencies.

RESULTS OF OPERATIONS:

The Company exclusive of Paragon Voice Systems generated revenue of $4,787,265 and net income of $248,977 for the year ended July 31, 2000 versus revenue of $3,022,290 and net income of $321,740 for the year ended July 31, 1999. The revenue increase of $1,764,975 was due primarily to the increase in volume/usage of the existing customers of Digital Record & Replay.

On a combined basis, the Company had revenues of $4,832,094 and a net loss of $132,221 for the year ended July 31, 2000 versus revenues of $ 3,022,290 and net income of $321,740 for the year ended July 31, 1999. The reduction in profitability over the prior year was due primarily to the acquisition of Paragon Voice Systems, the realignment of that subsidiary as a software development organization and the increased depreciation and amortization from $177,067 in 1999 to $428,372 in year 2000. The increase in depreciation is a result of the Company's capital expenditures and capital leases of computer and related equipment for the planned expansion into the voice hosting services business.

Basic earnings per share were $(0.0) for the year ended July 31, 2000 as compared to $0.01 per share for the year ended July 31, 1999.

The year-to-year increase in revenue of approximately $1,809,804, or 60%, was a result of two items. Approximately $1,678,815, was an increase in revenues of two existing customers of the Digital Record & Replay, which includes transport revenues of $290,148. The remaining increase is a result of adding new customers to Automated Survey services in the amount of $102,231 and InvestorReach along with the inclusion of Paragon in the net amount of $28,758, during the twelve months ended July 31, 2000 compared to the same period in 1999.

Impact of acquisition of Paragon Voice Systems on Revenue and Earnings.

Paragon Voice Systems generated $103,569 in revenue (of these revenues $58,740 were sales to Interactive which have been eliminated in consolidation). Since the date of acquisition, December 17, 1999, Paragon incurred a net loss of $534,711 of which $303,003 is the Company's share. Amortization of Goodwill on the acquisition of Paragon amounted to $78,195 for the period ended July 31, 2000.


Cost of Revenue and Major Expenses

Fiscal 2000 versus 1999

Cost of Revenue consists of the expenses associated with providing the telecommunication services based on usage, systems for T-1's, and local loop charges. These costs are a mix of both variable and fixed costs. The cost of revenues for fiscal year 2000 was 8% of revenue (excluding pass-thru revenue and expense of transport costs) compared to 7% of revenue for fiscal year 1999. Transport revenues and costs were a temporary accommodation for a large customer and have been discontinued. The increase of $437,054 for the current fiscal year is made up of three parts: (1) increased costs as a result of increased usage $97,096, (2) Paragon costs $49,810 and (3) transport costs $290,148. Transport costs are pass-thru costs on which the company does not generate any profit but passes its costs onto the customer without markup.

Salaries and wages increased 91% from fiscal 1999 to fiscal 2000 as a result of adding eighteen full-time employees (a 100% increase in staff) during fiscal year 2000 and an additional eight people associated with the acquisition of Paragon Voice Systems. The increase in staff was necessary to provide the Information Technology and Systems Department with the skills and experience needed to meet and support the requirements of the customers which enabled the Company's growth in revenue and the planned expansion into the voice hosting services business.

Sales and marketing expenses increased during the fiscal year 2000 by 50% from $266,626 in fiscal year 1999 to $401,050 in fiscal year 2000, as a result of adding staff, the addition of Paragon Voice Systems and increased travel expenditures to promote the growth and development of the business.

Depreciation and amortization increased 142% during the period as a result of adding computer and related equipment and amortization of goodwill recorded on the purchase of Paragon Voice Systems of $78,195. The increase in the Company's property and equipment of approximately $915,000 was financed by way of 70% capital leases secured by the equipment and personally guaranteed by the Company's CEO and 30% capital expenditures made by the Company. Management is not aware of any trends or events that are expected to have a material impact on the Company's revenue or income from continuing operations, other than those discussed under Item 7A. regarding the loss of AT&T, one of our largest record and replay customers. Upon successfully securing additional long-term contracts, the Company will be required to increase the size of its IVR systems to support the additional growth. Equipment purchases will be financed through a combination of cash on hand and capital leases on the equipment purchased.

Litigation contingency expense for the year ended July 31, 2000 of $117,000 represents the settlement, over the previously provided for amounts, of the Madison case for 100,000 shares of our common stock.


Fiscal 1999 versus 1998

For the fiscal year ended July 31, 1999, cost of revenue increased 125% over 1998, due to increased usage.

Salaries and wages increased 44% from fiscal 1998 to fiscal 1999 as a result of adding five full-time employees during fiscal year 1999. The increase in staff was necessary to provide the Information Technology and Systems Department with the skills and experience needed to meet and support the requirements of the customers, which enabled the Company's growth in revenue.

Sales and marketing expenses increased during the period 88% as a result of adding staff and also increased travel expenditures to promote the growth of the business.

Depreciation and amortization increased 174% during the period as a result of adding computer and related equipment. The increase in the Company's property and equipment of approximately $575,000 was financed primarily by way of operating leases secured by the equipment and personally guaranteed by the Company's CEO.

Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carryforward against current and future year(s) income.


Liquidity and Capital Resources

Net working capital increased to $2,747,327 at July 31, 2000, due primarily to an increase in cash from a stock private placement of $2,267,000 and an increase in prepaid deposits of $144,000 which more than offset a decline in Accounts Receivable of $350,000 and an increase in Accounts Payable, Notes Payable and current lease obligations of $352,000.

Based on the current cash flow projections, management expects that the Company can continue operations for the current fiscal year without any infusions of cash, if the $2,000,000 committed in the stock private placement is received as scheduled.


Future Expectations

For the fiscal year ending July 31, 2001, the Company is projecting revenue increases, with a corresponding increase in net income from operations (before tax). Achieving growth in both revenues and net operating income will be contingent upon the Company securing additional contracts with existing customers as well as long-term, high-margin contracts with new customers, and there is no certainty that these objectives will be achieved.

The Company's telecommunication costs should be reduced over the next fiscal year, resulting from volume discounts.

As of July 31, 2000, Interactive has net operating loss carryforwards for both federal and state income tax purposes. Federal and state net operating loss carryforwards totaling approximately $1,495,000 and $942,000, respectively, as of July 31, 2000, begin to expire in 2011. Paragon has federal and state net operating loss carryforwards totaling approximately $841,000 as of July 31, 2000, which begin to expire in 2010 and 2000 respectively. Since Paragon does not file a consolidated federal income tax return with Interactive, its operation loss carryforwards are available to Paragon only and are limited. The amount of Paragon's annual taxable income which can be offset by the net operating loss carryforwards will be limited to approximately $127,000. To the extent that the Company is able to achieve net operating income in the future, the tax loss carry-forwards will have a significant, positive effect on the Company's after-tax income.

Our goal is to become the leading ASR hosting service for complex ASR applications. In order to achieve this goal, management believes we will need additional infusions of cash to staff the organization and purchase computer and related equipment in order to expand our systems capabilities. We have no minimum budget for these expenditures and our expansion plans may be scaled and timed to meet our available cash resources.


Item 7A. Market Risk Disclosures

BUSINESS CONCENTRATION

The Company currently relies on a small number of customers for most of our revenues and earnings. The loss of one or more of these customers and our inability to replace them could materially adversely affect our short-term profitability. For example, AT&T stopped using our record and replay services in July 2000. AT&T had been a major record and replay service customer since 1998.


REVENUE RECOGNITION

The Company recognizes revenue when services are provided. The Company bills for services in the month in which the services are utilized.


REVENUE VARIABILITY

Our Digital Record & Replay service may be utilized mostly during the quarterly earnings season, which is typically held by calendar-year companies during the months of January, April, July and October. We do not generally charge our customers for our initial set-up costs in establishing a customized interactive voice response service. Instead, we recoup these costs over the first several months of a contract. The majority of our contracts with our customers are cancelable by either party upon 30 days' notice. Therefore, there is no assurance that an account, once established, will be maintained for a time sufficient to allow us to recoup its set-up costs.

We do not have copyright or patent protection for our proprietary software systems. We do not consider our service mark or trade secrets to be material to our financial results and/or results of operations.

Many of our customers have greater technical and financial resources than we do. Should they deem it advisable and economically feasible, our major customers could choose to internally provide the services they contract us to provide. Accordingly, there is no assurance that in the future one or more of our major customers may not provide internally services which it now purchases.


BARRIERS TO ENTRY

We do not believe substantial barriers exist to the entry by other companies into one or more of the services we provide. Accordingly, we could, in the future, encounter significant competition for our services from one or more competitors that have significantly greater technical and/or financial resources.

We must continually explore additional areas and services that we may offer to our customers. Our inability to manage our growth could harm our business. Also, if we are unable to continually improve our ability to deliver services to customers, we may not be able to accommodate the increasing level of use or expanding needs of our customer base.

Our business is subject to changes in the computer and telecommunication industries, which are occurring at a rapid rate. It is possible that future changes in these industries could significantly change the demand for our services and/or the means by which we provide our services. Our failure to adapt to such changes could adversely affect our volume or cause our services to become obsolete.


THIRD PARTY SUPPLIERS

Our operations depend to a significant degree on a number of other third parties, including telecommunication service providers. We have no effective control over these third parties. From time to time, we could experience temporary interruptions in our telecommunications access. Continuous or prolonged interruptions in our telecommunications access would have a material adverse affect on our business, financial condition, and results of operations.

Our agreements with our telecommunications providers place certain limits on our ability to obtain damages from the service providers for failure to maintain services to our facilities.


EMPLOYEE TURNOVER

Our current business depends on certain skilled and experienced employees. These include our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Vice Presidents. We have no long-term contracts with our key employees. Competition for skilled and experienced software programmers and supporting skills in our geographic region is intense and we may not be able to hire or retain key employees as needed. If we are unable to hire, train and manage new skilled and experienced employees as needed, we will be unable to support our planned growth and future operations.


Item 8. Financial Statements and Supplementary Data

Included on pages F-2 thru F-17


Item 9. Changes in and Disagreements with Accountants

CHANGE IN INDEPENDENT AUDITORS

In December 1998, we did not reappoint Buckley Dodds and Associates as our independent auditors and appointed Pannell Kerr Forster as our independent auditors. Pannell Kerr Forster was engaged to perform the audits for the fiscal years ended July 31, 1998 and 1999. Our board of directors approved our change in independent auditors. We had no disagreements with Buckley Dodds and Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures and there were no disagreements between the date of their last audit report and the date they were discharged. Buckley Dodds and Associates had not issued a report in the past two fiscal years containing a disclaimer or adverse or qualified opinion.


PART III

Item 10 Directors and Executive Officers of the Registrant

The following table sets forth information about our directors and executive officers.

NAME                      AGE              POSITION
----                      ---              --------
Donald E. Cameron         48      President and CEO; Director since 1993
Kenneth Ravazzolo(1)      45      Director appointed October 27, 2000
Willard Lee McVey         53      Director appointed October 27, 2000
Robert Wilson (1)(2)      56      Director since 1994
David J. Webb             38      Chief Operating Officer
William R. Adams          51      Chief Financial Officer/Secretary
Douglas Luke              35      Vice President of Technology
Kenneth M. Gotthelf       38      Vice President of Sales and Strategic Alliance
Larry Ohl                 43      Vice President of Engineering & Operations

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Donald E. Cameron. Mr. Cameron founded and has served as President and CEO of Interactive Telesis since 1993. Prior to joining the Company, Mr. Cameron was a lawyer specializing in the area of corporate/securities law for a period of thirteen years and was partner in the law firm of Worrall, Scott, and Page, Vancouver, Canada. As CEO of the Company, Mr. Cameron oversees all areas of the Company's activities, including sales, marketing, technical development, operations, and administration. Mr. Cameron attended the University of British Columbia where he received a BA in Economics and an LLB.

Kenneth G. Ravazzolo. Since 1991 Mr. Ravazzolo has been the President and CEO of Paragon Voice Systems, a subsidiary of Interactive Telesis Inc. Mr. Ravazzolo was Marketing Manager, at Simpact Associates from 1990-1991. Prior to joining Simpact Associates, Mr. Ravazzolo was Vice President, Industry Marketing at Data Acquisition from 1974-1990.

Willard Lee McVey. Mr. McVey is currently a consultant specializing in Electrical Engineering providing consulting services to power utilities and large industrial firms. Prior to consulting Mr. McVey was an Electrical Engineer (1998-2000) and the Electrical Utility Systems Manager (1990-1997) at Lawrence Livermore National Laboratory. Mr. McVey received a BSEE from California State University at Fresno and an MSEE from the University of Santa Clara.

Robert Wilson. Since 1992, Mr. Wilson has been an active Board member for several private and public companies in the United States and Canada, including Nanovation Technologies Inc., a private company in Miami involved in optical engineering; Stamford International Inc., an Ontario, Canada-based merchant banking firm traded on the OTC Toronto; and Amusement International Ltd., a Calgary company, traded on the ASE. Mr. Wilson received a BS from the University of Alberta and an MBA from the University of Western Ontario.

David J. Webb. Mr. Webb joined the Company in November 1995 and is currently Chief Operating Officer. He worked as a software development team leader at IBM (1986-1987). He also taught at Penn State University (1987-1990). Mr. Webb held the position as Vice President of Information Systems for Phoenix Network (1990-1994). Mr. Webb has served as an independent consultant (1994-1995) to several communications firms based in California. His background includes an MA in mathematics and BS in computer science.

William R. Adams. Mr. Adams joined the Company in June 1998 and is currently Chief Financial Officer. His financial experience includes over fifteen years (1977 to 1993) at Hughes Electronics, where he was Group Finance Manager, and Delco Electronics (1995 to 1997), where he was a Senior Financial Specialist. Mr. Adams also served as Vice President and Controller of Cubic Applications (1997 to 1998), and CFO at DQDT, a start-up design-engineering firm (1993 to 1995). Mr. Adams received a BA from Chapman College and an MBA from California State University at Fullerton.

Douglas T. Luke. Mr. Luke joined the Company in March 1999 and is currently Vice President of Technology. His background includes an MS in Computer Science and MCSE (Microsoft Certified Systems Engineer). He worked as a System Analyst for the US Government (1988-1992), a Telecom Manager for the US State Department (1992-1996), a consultant for Telos Information Systems (1996), a Manager IS Support for DataWorks Corp. (1996-1998) and a Principal Owner/Consultant for SkyLine Systems (1998-1999).

Kenneth M. Gotthelf. Mr. Gotthelf joined the Company in June 2000 and is currently Vice President Sales and Strategic Alliance. From 1995 until he joined the Company, Mr. Gotthelf was employed by Stik-ees, a manufacturing and marketing company headquartered in San Diego, CA, where he served as Vice President of Sales and Marketing from 1995 to 1997 and President and CEO from 1998 until his departure. Mr. Gotthelf previously served as Vice President of Operations of ITC Worldwide Communications, an enhanced facsimile service bureau from 1992 until he jointed Stik-ees.

Larry Ohl. Mr. Ohl joined the Company in September 2000 and is currently Vice President of Engineering and Operations. From 1998 until joining the Company, Mr. Ohl was Technical Infrastructure Manager for Electronic Data Systems System Management Center in San Jose, California. Mr. Ohl previously served as Corporate Operating Systems Manager for AT&T Multiquest from 1995 to 1998, where he managed the Mainframes, Unix Client/Server and PC Network environments. Prior to joining AT&T, Mr. Ohl served as Corporate Operating Systems Director for IntegreTel, Inc., where he was responsible for managing the IBM Mainframes, Unix Servers, Novell Servers and LAN/WAN networks.

Each Director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the bylaws of the Company. The Board of

Directors has established an Audit Committee, consisting of Mr. Wilson, and a Compensation Committee, consisting of Mr. Wilson. The Audit Committee reviews the Company's independent auditors, the scope and timing of the audit services, and other services they are asked to perform, the Auditor's Report on the Company's financial statements following completion of the audit, and the Company's policies and procedures, with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent auditors for the ensuing year. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation and benefits of employees of the Company.

Effective October 13, 2000, the Board has accepted the resignation of Marc Goyette. Mr. Goyette, who is President of ROI International, an executive recruiting firm, cited his need to spend more time at ROI International as a reason for his resignation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

The Company has the following arrangement by which non-employee directors are compensated:

        - Cash - $6,000 per annum plus out-of-pocket expenses to attend meetings - paid quarterly.

        -      Stock Option

        We grant stock options to purchase 25,000 shares of the Company annually to each director of the Company under the 1996 Stock Option Plan, to a maximum of 150,000 shares. The options are granted immediately after the Annual General Meeting with an exercise price equal to the market price at the time of granting. The options vest at the end of the fiscal year they are granted.

Previously the following directors were granted options to purchase securities as follows:

                       NUMBER
                      OF SHARES     EXERCISE PRICE
                      ---------     --------------
Marc Goyette*          100,000         40 cents

Marc Goyette            25,000         35 cents

Robert Wilson*         100,000         40 cents

Robert Wilson           25,000         35 cents


* These options vest annually over four years. Under the 1996 Stock Option Plan, all stock options terminate ninety (90) days after the optionee ceases to hold his or her position with the Company.

The Company has granted stock options to directors to assist the Company in compensating, attracting, retaining, and motivating the directors of the Company and to closely align the personal interests of the directors with those of the shareholders.


BOARD OF DIRECTORS MEETINGS

The Board of Directors had four meetings during the fiscal year ended July 31, 2000, which were attended by all directors.

Item 11. Executive Compensation

The following table sets forth all annual and long-term compensation for services in all capacities to the Company for the last three fiscal years in respect of each of the individuals who were, as at July 31, 2000, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively "the Named Executive Officers"), including any individual who would have qualified as a Named Executive Officer but for the fact that individual was not serving as such an Officer at the end of the most recently completed financial year. The Company has one Named Executive Officer.


                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                 ANNUAL COMPENSATION                    AWARDS       PAYOUTS        COMPENSATION

                                                                                                    RESTRICTED
NAME AND                                                                           SECURITIES       SHARES OR
PRINCIPAL                FINANCIAL      SALARY         BONUS         OTHER ANNUAL  UNDER OPTIONS    RESTRICTED
POSITION                 YEAR-END       ($U.S.)         ($)          COMPENSATION    GRANTED(#)     SHARE UNITS
--------                 --------      --------       ------         ------------  -------------    ------------
Donald Cameron             1998        $108,300            --               --          --               --
President/CEO

Donald Cameron             1999        $120,000       $36,250*              --          --               --
President/CEO

Donald Cameron             2000        $150,000                         15,697          --               --
President/CEO

David J. Webb              2000        $120,000
Chief Operating
Officer

* Bonus to CEO/Director was used to pay off a loan due from CEO/Director of $21,000 plus the income taxes associated with such bonus.

The Company's executive bonuses are determined by the Compensation Committee of the Board of Directors. Annual bonuses are determined by the Committee based on the executive's performance against the annual objectives and goals of the Company set by the Committee. A member of the Committee recuses himself from voting on his own bonus compensation amounts.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of July 31, 2000, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

                                  NUMBER OF       PERCENTAGE
                               SHARES OWNED OR     OWNED OR
NAME AND                        FULLY VESTED     FULLY VESTED
--------                       ---------------   ------------
Donald E. Cameron (1)(2)          1,479,544          4.46%
Marc Goyette (1)(3)                 169,643          0.53%
Robert Wilson (1)(3)                 62,500          0.19%
David Webb (1)(4)                   250,000          0.78%
William R. Adams (1)(5)              37,500          0.11%
Douglas T. Luke (1)                  27,350          0.08%
All directors and
officers as a group (six)         2,026,537          6.04%

----------

(1)     Address is 12636 High Bluff Drive, Suite 200, San Diego, California
        92130.

(2) Includes fully vested options granted to Mr. Cameron to purchase 965,000 shares of Common Stock at an exercise price of 40 cents per share for 395,000 shares and 35 cents per share for 570,000 shares and 407,401 warrants granted to Mr. Cameron pursuant to a 1996 private placement to purchase 407,401 shares of Common Stock at an exercise price of 40 cents per share.

(3) Includes options granted to Messrs. Goyette and Wilson to purchase 100,000 shares each of Common Stock at an exercise price of 40 cents per share (37,500 vested shares each), and 25,000 shares each of Common Stock at an exercise price of 35 cents per share(all shares granted under this option fully vested). Effective October 13, 2000, the Board has accepted the resignation of Marc Goyette.

(4) Includes fully vested options granted to Mr. Webb to purchase 250,000 shares of Common Stock at an exercise price of 40 cents per share for 100,000 shares and at 35 cents per share for 150,000 shares.

(5) Includes options granted to Mr. Adams to purchase 75,000 shares of Common Stock at an exercise price of 40 cents per share for 4,000 shares (2,000 vested) and at 35 cents per share for 71,000 shares (35,500 vested).


Item 13. Certain Relationships and Related Transactions

None


PART IV

Item 14. Exhibits, Financial Statements, Reports on Form 8-K

        (a) 1. Financial Statements - See Index to Financial Information on page F-2.

            2. Exhibits - See Index to Exhibits on page E-1.

        (b) Report on Form 8-K - None.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, Interactive Telesis Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated  October 27, 2000

                                       Interactive Telesis Inc.

                                       By: /s/ Donald E. Cameron
                                           -------------------------------------
                                           Donald E. Cameron
                                           President and CEO

Index to Exhibits - Item 14 (a) (2)

        Exhibit   Description
        -------   -----------
        3.1       Province of British Columbia, Company Act, Certificate of
                  Incorporation, Butter Rock Resources+

        3.2       Company Act, Memorandum, Butter Rock Resources+

        3.3       Articles of Incorporation, Interactive Telesis - 1992+

        3.4       Certificate of Incorporation of the Company - Delaware+

        3.5 Certificate of Amendment of Certificate of Incorporation of the Company - Delaware +

        3.6       Bylaws of the Company+

        10.1      ITI Stock Option Plan (1996)+

        10.2      Lease Agreement between the Company and North Coast Business
                  Park, dated Feb. 15, 1995, with amendments dated April 30,
                  1999+

        10.3 Lease Agreement between the Company and U.S. Net Solutions, inc., dated Feb. 22, 1999+

        10.4      Sublease Agreement between the Company and The Townsend
                  Agency, dated Aug. 13, 1999+

        10.5      Balboa Capital Corporate Equipment Lease Agreement+

        10.6      Balboa Capital Corporate Equipment Lease Agreement+

        10.7      Toshiba Corporate Equipment Lease Agreement+

        10.8      Westover Financial Corporate Equipment Lease Agreement+

        10.9      Westover Financial Corporate Equipment Lease Agreement+

        10.10     Ford Financial Services Corporate Equipment Lease Agreement+

        10.11     Ford Financial Services Corporate Equipment Lease Agreement+

        10.12     Imperial Business Credit Corporate Equipment Lease Agreement+

        10.13     Media Capital, LLC Corporate Equipment Lease Agreement+

        10.14     Dell Financial Services Corporate Equipment Lease Agreement+

        10.15     Imperial Business Credit Corporate Equipment Lease Agreement+

        10.16     First Sierra Financial Corporate Equipment Lease Agreement+

        10.17     United Capital Leasing Corporate Equipment Lease Agreement+

        10.18     ADVANTA Business Service Corporate Equipment Lease Agreement+

        10.19     Ford Financial Services Corporate Equipment Lease Agreement+

        10.20     ADVANTA Bank Corporation Corporate Equipment Lease Agreement+

        10.21     Financial Pacific Leasing Corporate Equipment Lease Agreement+

        10.22     Securities Purchase Agreement dated June 12, 2000++

        10.23     Registration Rights Agreement dated June 12, 2000. ++

        10.24     Warrant Agreement with BH Capital. ++

        10.25     Warrant Agreement with Excalibur.++

        10.26     Amendment No. 1 to Securities Purchase Agreement. ++

        10.27     Amendment No. 1 to Registration Rights Agreement. ++

        10.28     I&G Highbluff, Inc. Lease dated April 25, 2000. ++

        10.29     North Coast Business Park - Standard Sublease, May 31, 2000

        10.30     Bank of the West Equipment Lease Agreement

        10.31     Affinity Funding.com Equipment Lease Agreement

        10.32     Textron Financial Equipment Lease Agreement

        10.33     Santa Barbara Bank & Trust Equipment Lease Agreement

        10.34     GE Capital Colonial Pacific Leasing Equipment Lease Agreement

        10.35     GE Capital Colonial Pacific Leasing Equipment Lease Agreement

        10.36     GE Capital Colonial Pacific Leasing Equipment Lease Agreement

        10.37     Advanta Leasing Services Equipment Lease Agreement

        10.38     Landmark Financial Corp Equipment Lease Agreement

        10.39     United Capital Equipment Lease Agreement

        10.40     Santa Barbara Bank & Trust Equipment Lease Agreement

        10.41     Centerpoint Financial Equipment Lease Agreement

        16.1      Letter from Buckley Dodds and associates, dated Oct. 29, 1999+

        23.1 Consent of Pannell Kerr Forster dated October 26, 2000 regarding Registrant.

        27.1      Financial Data Schedule

+ Incorporated by reference to the corresponding exhibit contained in the Company's Registration Statement on Form 10-SB/A filed on April 21, 2000

++ Previously filed with Registration Statement Form SB-2/A filed on October 2,
   2000.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT ...........................................        F - 1

CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets ....................................        F - 2

        Consolidated Statements of Operations ..........................        F - 3

        Consolidated Statements of Changes in Shareholders' Equity .....        F - 4

        Consolidated Statements of Cash Flows ..........................       F5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................      F7 - 17

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Interactive Telesis, Inc. and Subsidiary
Encinitas, California


We have audited the consolidated balance sheets of Interactive Telesis, Inc. and Subsidiary (the "Company") as of July 31, 2000 and 1999, and the consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Telesis, Inc. and Subsidiary as of July 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



San Diego, California                  PANNELL KERR FORSTER
September 19, 2000                     Certified Public Accountants
                                       A Professional Corporation

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2000 and 1999


                                                                       2000              1999
                                                                  ------------       -----------
                                     ASSETS
Current assets:
       Cash and cash equivalents                                  $  2,925,051       $   490,152
       Accounts receivable                                             332,808           682,815
       Inventory                                                         5,635                --
       Deposits, prepaid expenses and other current assets             152,198             7,730
                                                                  ------------       -----------
       Total current assets                                          3,415,692         1,180,697
                                                                  ------------       -----------
Property and equipment, net                                          1,285,780           762,508
                                                                  ------------       -----------
Intangible asset, net                                                  547,395                --

       Total assets                                               $  5,248,867       $ 1,943,205
                                                                  ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                    $    250,518       $   111,469
      Note payable to related party                                     31,000                --
      Deferred revenue                                                   8,354                --
      Current portion of note payable                                   14,039                --
      Current portion of capital lease obligations                     364,454           205,044
                                                                  ------------       -----------
      Total current liabilities                                        668,365           316,513
                                                                  ------------       -----------
Long-term obligations:
      Note payable, net of current portion                             145,961                --
      Capital lease obligations, net of current portion                404,920           292,229
                                                                  ------------       -----------

      Total long-term obligations                                      550,881           292,229
                                                                  ------------       -----------
      Total liabilities                                              1,219,246           608,742
                                                                  ------------       -----------
Commitments and contingencies (Note 7)

Minority interest in net assets of subsidiary                          207,547                --
                                                                  ------------       -----------
Shareholders' equity:
      Common stock, $.001 par value, 50,000,000 shares
         authorized; 31,764,486 and 30,599,888 shares issued
         and outstanding at July 31, 2000 and 1999,
         respectively                                                   31,765            30,600
      Additional paid in capital                                    12,258,358         9,639,691
      Accumulated deficit                                           (8,468,049)       (8,335,828)
                                                                  ------------       -----------
      Total shareholders' equity                                     3,822,074         1,334,463
                                                                  ------------       -----------
      Total liabilities and shareholders' equity                  $  5,248,867       $ 1,943,205
                                                                  ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended July 31, 2000 and 1999


                                                                     2000              1999
                                                                ------------       -----------
Revenues                                                        $  4,832,094       $ 3,022,290

Costs and expenses:
      Cost of revenues                                               658,560           221,506
      Salaries and wages                                           2,261,217         1,184,523
      General and administrative                                   1,275,418           742,801
      Sales and marketing                                            401,050           266,626
      Depreciation and amortization                                  428,372           177,067
                                                                ------------       -----------
      Total costs and expenses                                     5,024,617         2,592,523
                                                                ------------       -----------

Operating (loss) income                                             (192,523)          429,767

Other expenses:
      Interest expense                                                54,406            28,027
      Litigation settlement costs                                    117,000            80,000
                                                                ------------       -----------
      Total other expenses                                           171,406           108,027
                                                                ------------       -----------
(Loss) income before income taxes and minority
  interest in subsidiary                                            (363,929)          321,740

Minority interest in net loss of subsidiary                          231,708                --
                                                                ------------       -----------

(Loss) income before income taxes                                   (132,221)          321,740

Provision for income taxes                                                --                --
                                                                ------------       -----------

Net (loss) income                                               $   (132,221)      $   321,740
                                                                ============       ===========
Basic net income (loss) per share                               $       0.00       $      0.01
                                                                ============       ===========
Shares used to compute basic net income (loss) per share          30,885,571        30,365,097
                                                                ============       ===========
Diluted net income (loss) per share                             $       0.00       $      0.01
                                                                ============       ===========
Shares used to compute diluted net income (loss) per share        30,885,571        31,160,123
                                                                ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the years ended July 31, 2000 and 1999


                                                     Common Stock                   Treasury Stock
                                              -------------------------        -------------------------


                                               Shares           Amount          Shares          Amount
                                              ----------       --------        ---------       ---------
Balance, July 31, 1998                        29,914,140       $ 29,914        1,162,195       $(422,222)

   Reissue of treasury stock                          --             --         (845,668)        421,906

   Retirement of treasury stock                 (316,527)          (316)        (316,527)            316

   Issuances of common stock for cash,
     net of issuance costs                     1,002,275          1,002               --              --

   Issue of stock options to
     directors and employees                          --             --               --              --

   Net income                                         --             --               --              --
                                              ----------       --------        ---------       ---------
Balance, July 31, 1999                        30,599,888         30,600               --              --

   Issue of common stock for cash,
     net of issuance costs                       905,798            906               --              --

   Issue of common stock for
     litigation settlement                       100,000            100               --              --

   Issuance of stock common stock and
     options to directors, consultants,
     employees and former employees              158,800            159               --              --

   Net loss                                           --             --               --              --
                                              ----------       --------        ---------       ---------
Balance, July 31, 2000                        31,764,486       $ 31,765               --       $      --
                                              ==========       ========        =========       =========




                                               Additional                             Total
                                                Paid In          Accumulated      Shareholders'
                                                Capital            Deficit       Equity (Deficit)
                                              ------------       -----------     ----------------
Balance, July 31, 1998                        $ 10,048,457       $(8,657,568)      $   998,581

   Reissue of treasury stock                      (630,847)               --          (208,941)

   Retirement of treasury stock                         --                --                --

   Issuances of common stock for cash,
     net of issuance costs                         214,414                --           215,416

   Issue of stock options to
     directors and employees                         7,667                --             7,667

   Net income                                           --           321,740           321,740
                                              ------------       -----------       -----------
Balance, July 31, 1999                           9,639,691        (8,335,828)        1,334,463

   Issue of common stock for cash,
     net of issuance costs                       2,266,328                --         2,267,234

   Issue of common stock for
     litigation settlement                         196,900                --           197,000

   Issuance of stock common stock and
     options to directors, consultants,
     employees and former employees                155,439                --           155,598

   Net loss                                             --          (132,221)         (132,221)
                                              ------------       -----------       -----------
Balance, July 31, 2000                        $ 12,258,358       $(8,468,049)      $ 3,822,074
                                              ============       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the years ended July 31, 2000 and 1999



                                                                                      2000              1999
                                                                                  -----------       -----------
Cash flows from operating activities:
      Net (loss) income                                                           $  (132,221)      $   321,740
      Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
            Bad debts                                                                   4,938            11,573
            Depreciation and amortization                                             428,372           177,067
            Interest on capital leases and long-term debt                              53,216            28,027
            Minority interest                                                        (231,708)               --
            Amount due from director forgiven                                              --            21,000
            Issuance of common stock and stock options
               to directors and employees                                                  --             7,667
            Issuance of common stock and stock options
               to consultants                                                          38,566                --
            Litigation settlement/contingency                                         117,000            80,000
      Changes in operating assets and liabilities, net of business acquired:
            Decrease (increase) in accounts receivable                                348,147          (262,966)
            Increase in inventory                                                      (5,635)               --
            (Increase) decrease in prepaid expenses and deposits                     (144,468)              475
            Increase (decrease) in accounts payable and
              accrued liabilities                                                      51,390           (18,146)
            Increase (decrease) in deferred revenue                                     8,354           (12,500)
                                                                                  -----------       -----------

      Net cash flows provided by operating activities                                 535,951           353,937
                                                                                  -----------       -----------

Cash flows from investing activities:

      Minority interest                                                               439,255                --
      Business acquisition, net of cash acquired                                     (418,043)               --
      Purchase of property and equipment                                             (288,623)          (91,240)
                                                                                  -----------       -----------

      Net cash flows used in investing activities                                    (267,411)          (91,240)
                                                                                  -----------       -----------

Cash flows from financing activities:
      Borrowings on notes payable                                                     160,000                --
      Repayments on borrowings from shareholder                                       (45,000)               --
      Proceeds on issuance of common stock                                          2,384,266           215,416
      Repayments on capital leases                                                   (332,907)         (185,110)
      Purchase of treasury stock and related costs                                         --          (208,941)
                                                                                  -----------       -----------

      Net cash flows (used in) provided by financing activities                     2,166,359          (178,635)
                                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                                2,434,899            84,062

Cash and cash equivalents at beginning of year                                        490,152           406,090
                                                                                  -----------       -----------

Cash and cash equivalents at end of year                                          $ 2,925,051       $   490,152
                                                                                  ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the years ended July 31, 2000 and 1999



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                              2000          1999
                                                                            --------      --------
Cash paid during the period for:

      Interest                                                              $ 54,406      $ 28,027
                                                                            ========      ========

      Income taxes                                                          $      -      $      -
                                                                            ========      ========


Supplemental disclosure of noncash investing and financing activities:

      Treasury stock transactions                                           $      -      $209,787
                                                                            ========      ========

      Purchase of property and equipment on capital leases                  $551,792      $554,565
                                                                            ========      ========

      Issuance of common shares for litigation settlement                   $197,000      $      -
                                                                            ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization and Business

        Interactive Telesis, Inc. ("Interactive") was incorporated under the laws of the Province of British Columbia, Canada, on June 19, 1987, and on September 23, 1996, the Company's jurisdiction of incorporation was changed to the state of Delaware. It is in the business of developing and marketing customized interactive voice response as well as voice hosting and integration services to customers primarily located in the United States.

        Consolidation

        On December 17, 1999, Interactive acquired majority ownership of Paragon Voice Systems ("Paragon"), collectively known as the "Company." Paragon is in the business of developing and installing computer telephony solutions incorporating automated speech recognition systems. The Company has used the purchase method to record this transaction at historical cost. The purchase price of the subsidiary was $1.2 million which allowed Interactive to control 56.67%. All significant intercompany accounts and transactions have been eliminated at consolidation. See Note 12 for pro-forma financial information.

        Financial Instruments

        The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses and deposits, accounts payable and accrued liabilities, and deferred revenue approximate fair value due to the immediate short-term maturity of these financial instruments.

        The fair value of the Company's capital lease obligations and notes payable approximates the carrying amounts based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

        Cash and Cash Equivalents

        The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and money market funds purchased with an original maturity of three months or less to be cash equivalents.

        Property and Equipment

        Property and equipment are recorded at cost. Depreciation is calculated on a declining balance basis over the estimated useful lives of the depreciable assets which range from three to five years.

        Treasury Stock

        The Company's repurchases of shares of common stock are recorded as treasury stock, at cost, and result in a reduction of shareholders' equity. When treasury shares are retired, the Company uses a first-in, first-out method and the excess of repurchase cost over additional paid in capital is treated as an increase in accumulated deficit. When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price is treated as a reduction of additional paid in capital.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition

        Revenues are generated by the Company's interactive voice response services. Revenue is recognized when these services are provided by the Company.

        Concentration Risk

        A majority of the Company's revenues are generated by record and replay services. If the demand for this service decreased or if the Company's ability to continue to provide this service was impaired, the Company's revenue source would be impacted.

        Three customers accounted for 83% and 78% of the Company's revenue for the years ended July 31, 2000 and 1999, respectively.

        The Company maintains its primary checking and savings accounts at one financial institution located in California. Accounts at this bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At July 31, 2000 and 1999, the Company's uninsured cash balances totaled $2,725,051 and $390,152, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

        Stock Based Compensation

        In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

        Companies that do not choose to adopt the expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but are required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of the grant.

        The Company has adopted the disclosure provisions of SFAS No. 123 effective August 1, 1997. The Company has opted to follow the accounting provisions of APB No. 25 for stock- based compensation and to furnish the pro forma disclosures required under SFAS No. 123 (See Note 8).

        Long-Lived Assets

        In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of the impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 effective August 1, 1997.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventory

        The Company's inventory consists of computer equipment for sale to customers as part of the installation of its computer telephony solutions. Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

        Income Taxes

        The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        Net Income (Loss) Per Share

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 supercedes the provisions of APB No. 15, and requires the presentation of basic earnings per share and diluted earnings per share. The Company has adopted the provisions of SFAS No. 128 effective August 1, 1997.

        Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted net income
        (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the year ended July 31, 2000, outstanding options and warrants to purchase 2,127,521 common shares were included in the weighted average share computation. During the year ended July 31, 1999, outstanding options and warrants to purchase 838,901 common shares were anti-dilutive and have been excluded from the weighted average share computation.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of July 31, 2000 and 1999:

                                       2000              1999
                                    -----------       -----------
Computer and related equipment      $ 1,815,230       $   933,799
Office furniture and fixtures            97,661            64,198
Motor vehicle                            42,072            42,072
                                    -----------       -----------

                                      1,954,963         1,040,069

Less: Accumulated depreciation         (669,183)         (277,561)
                                    -----------       -----------
Net property and equipment          $ 1,285,780       $   762,508
                                    ===========       ===========

NOTE 3 - INTANGIBLE ASSET

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999



        Goodwill in the amount of $625,590 recorded on the purchase of Paragon on December 17, 1999 is being amortized on a straight line basis over 5 years. For the year ended July 31, 2000, amortization was $78,195.

NOTE 4 - NOTE PAYABLE

        During the year ended July 31, 2000, Paragon consolidated its trade payables into one note payable in the amount of $160,000, maturing on June 5, 2007 and bearing interest at 12.25% per annum.

NOTE 5 - RELATED PARTY TRANSACTIONS

        Amount due to a shareholder of the subsidiary consists of the following as of July 31, 2000 and 1999:

                                                      2000        1999
                                                     -------      ----
Unsecured loan from the CEO of Paragon bearing
interest at 6% per annum and payable on demand       $31,000      $  -
                                                     =======      ====


NOTE 6 - CAPITAL LEASE OBLIGATIONS

        Capital lease obligations consist of the following as of July 31, 2000 and 1999:

                                                                                 2000            1999
                                                                               ---------       ---------
  Capital lease obligations, bearing interest at rates of up to 28%, with interest and principal payable in monthly installments of approximately
  $40,200. The capital lease obligations are secured by the computer and related equipment, and by personal guarantees of the CEO. The capital lease obligations are due at various dates between July 2001 and June
  2003                                                                         $ 769,374       $ 497,273

Less: Current portion                                                           (364,454)       (205,044)
                                                                               ---------       ---------

Capital lease obligation, long-term                                            $ 404,920       $ 292,229
                                                                               =========       =========

        Aggregate maturities of capital lease obligations as of July 31, 2000, are as follows:

Year Ended July 31,                      Amount
-------------------                     ---------
       2001                             $ 442,798
       2002                               333,004
       2003                               158,992
                                        ---------

Total minimum lease payments              934,794

Less: Amount representing interest       (165,420)
                                        ---------
                                        $ 769,374
                                        =========

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999


NOTE 6 - CAPITAL LEASE OBLIGATIONS (Continued)

        Capitalized leases included in property and equipment amounted to approximately $1,263,000 and $712,000 before accumulated amortization of $316,000 and $165,000 as of July 31, 2000 and 1999, respectively.
        Included in depreciation and amortization expense is amortization of capital lease assets in the amounts of approximately $151,000 and $120,000 for the years ended July 31, 2000 and 1999, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases its facilities and other equipment under non-cancelable operating leases that expire at various dates through July 2005. Minimum future obligations under these leases as of July 31, 2000, are as follows:

                                                          Rental       Sub-Lease
                   Year ended July 31,                 Obligation        Income            Net
                   -------------------                 ----------      ----------      -----------
                        2001                           $  554,467      $  100,248      $  454,219
                        2002                              449,917           8,354         441,563
                        2003                              438,226              --         438,226
                        2004                              440,142              --         440,142
                        2005                              449,995              --         449,995
                                                       ----------      ----------      ----------

                   Total minimum lease payments        $2,332,747      $  108,602      $2,224,145
                                                       ==========      ==========      ==========

        Rent expense under the non-cancelable operating leases was $158,676 and $103,185 for the years ended July 31, 2000 and 1999.

        Litigation

        The Company is a defendant in a lawsuit brought by an individual claiming that the Company wrongfully terminated the plaintiff. The plaintiff alleges special, general and punitive damages in excess of $2.0 million, amended from the initial claim of $400,000 filed in fiscal 1999. At the present stage of litigation, the probability that the Company will be required to pay damages cannot be determined. Accordingly, no contingent liability has been provided for in the accompanying consolidated financial statements.

        The Company was a defendant in a lawsuit brought by an individual claiming that the Company and other defendants made misrepresentations in the sale of shares of the Company's common stock. A provision of $80,000 for the litigation settlement was provided for in the fiscal 1999 financial statements. During the year ended July 31, 2000, final settlement was reached for 100,000 shares of common stock valued at $1.97 each. The additional $117,000 in litigation expense is included in the consolidated statement of operations for the year ended July 31, 2000.

        Other

        No contingent liability has been provided for in the accompanying consolidated financial statements that relates to the Company's 1997 stock repurchase program, as discussed in Note 8.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999



NOTE 8 - SHAREHOLDERS' EQUITY

        Stock and warrant issuances

        In June 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") with two institutional investors (the "investors") for the sale of up to $4.5 million of its common stock. Under the terms of the Agreement, on the date of each issuance of common stock (the "closing date"), the investors will also receive warrants (the "warrants") entitling them to purchase shares of the Company's common stock in an amount equal to 15% of the shares issued for cash at an exercise price which is the lower of 110% of: the market price of the Company's common stock on the closing date, or the average of the market price for the 5 trading days immediately preceding 181 days thereafter (the "warrants"). The warrants expire three years from the closing date.

        Under the Agreement, during the year ended July 31, 2000, the Company issued 905,798 shares of its common stock for net proceeds of $2,267,234, net of cash issuance costs $232,766, and 135,870 warrants at an exercise price which is the lower of: $3.03 per share, or the average of the market price for the 5 trading days immediately preceding 181 days thereafter. The warrants expire in June 2003 and are all outstanding as of July 31, 2000. In accordance with the Agreement, the Company issued 50,000 share purchase warrants as part of the non-cash issuance costs. The warrants entitle the holders to purchase 50,000 shares of common stock at $3.31 per share, and expire in June 2003. All of the warrants are outstanding as of July 31, 2000.

        The Agreement calls for the two subsequent common stock issuances of one million dollars each approximately 90 days and 180 days subsequent to July 31, 2000, at the market price of the Company's common stock on each of these respective dates.

        In January 1997, the Company issued 407,401 share purchase warrants to the CEO in connection with the settlement of a debt. The warrants entitle the director to purchase 407,401 shares of common stock at $.40 per share, and expire in November 2001. All of the warrants are outstanding as of July 31, 2000.

        In January 1997, the Company issued 675,000 share purchase warrants to a corporation in connection with the issue of shares of common stock. The warrants entitled the corporation to purchase 337,500 shares of common stock at $.20 per share, and expired unexercised in January 1999.

        Stock repurchase program

        In 1997, the Company authorized the repurchase of up to $2,000,000 worth of its shares through open market transactions with the intention of retiring this stock. For the years ended July 31, 1999, the Company paid $208,941 to five brokerage accounts of the Company and certain shareholders (the "Brokerage Accounts") and purchased and resold shares at values varying between $0.30 and $1.06. As of July 31, 1999, the Company did not hold any treasury stock and had settled all the Brokerage Accounts. Certain aspects of the stock repurchase program may not have been in strict compliance with regulatory requirements, which could lead to certain liabilities, the nature and outcome of which are uncertain.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999



NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

        Stock option plans

        In October 1996, the Company adopted a non-qualified stock option plan (the "Plan") under which options to purchase up to 1,485,000, subsequently amended to 3,335,000, shares of common stock may be granted to directors, officers or employees of the Company, as well as to consultants and other service providers of the Company. The Plan provides for grants of options with a term of up to 10 years.

        Pursuant to the Plan, the Company granted options to purchase 1,947,000 and 132,000 shares of common stock for the years ended July 31, 2000 and 1999, respectively.

        The Company has elected to account for grants under its Plan following APB No. 25 and related interpretations. Accordingly, compensation costs of $4,000 and $7,667 have been recognized for options granted to employees during the years ended July 31, 2000 and 1999, respectively. Under SFAS No. 123, the fair value of each option granted during the years ended July 31, 2000 and 1999, was estimated on the measurement date utilizing the then current fair value of the underlying shares, as estimated by management, less the exercise price discounted over the average expected life of the options, with an average risk free interest rate of between 5.3% and 6.0%, price volatility of between 0.53 and 1.67, and no dividends.

        Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No. 123, reported net income (loss) and net income (loss) per share would have been as follows:

                                          July 31, 2000     July 31, 1999
                                          -------------     -------------
Net income (loss):
   As reported                            $  (132,221)      $   321,740
   Pro forma                              $  (480,314)      $   261,659

Basic net income (loss) per share:
   As reported                            $      0.00       $      0.01
   Pro forma                              $     (0.02)      $      0.01

Diluted net income (loss) per share:
   As reported                            $      0.00       $      0.01
   Pro forma                              $     (0.02)      $      0.01

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999


NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

        Stock option plans (Continued)

        A summary of the activity of the stock options for the years ended July 31, 2000 and 1999 are as follows:

                                                             Year ended                          Year ended
                                                            July 31, 2000                       July 31, 1999
                                                     ---------------------------          --------------------------
                                                                       Weighted                             Weighted
                                                                       Average                              Average
                                                                       Exercise                             Exercise
                                                        Shares          Price               Shares           Price
                                                     ----------       ----------           ----------      ----------
Outstanding at beginning of
  period                                                940,000       $     0.38              808,000      $     0.38
Granted                                               1,947,000             0.69              132,000            0.40
Exercised                                               (96,750)            0.30                   --              --
Forfeited                                              (103,000)            2.29                   --              --
Expired                                                      --               --                   --              --
                                                     ----------       ----------           ----------      ----------

Outstanding at end of period                          2,687,250       $     0.53              940,000      $     0.38
                                                     ==========       ==========           ==========      ==========

Exercisable at end of period                          1,534,250       $     0.36              431,500      $     0.36
                                                     ==========       ==========           ==========      ==========

Weighted-average fair value
   of options granted during the period                               $     0.63                           $     0.32
                                                                      ==========                           ==========

Weighted-average remaining contractual
   life of options outstanding at end of period                        8.8 years                              7 years
                                                                      ==========                           ==========

NOTE 9 - INCOME TAXES

        Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of July 31:

                                                  2000            1999
                                               ---------       ---------
Deferred tax assets:
   Net operating loss carryforwards            $ 906,200       $ 866,000
   Other                                          10,200          35,000
                                               ---------       ---------

   Gross deferred tax assets                     916,400         901,000

   Less: Valuation allowance                    (796,600)       (614,000)
                                               ---------       ---------

   Net deferred tax assets                       119,800         287,000

Deferred tax liabilities:
   Property and equipment                        (61,100)        (28,000)
   Cash basis accounting for tax purposes        (58,700)       (259,000)
                                               ---------       ---------

   Net deferred tax liabilities                 (119,800)       (287,000)

   Net deferred tax                            $       -       $       -
                                               =========       =========

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended July 31, 2000 and 1999


NOTE 9 - INCOME TAXES (Continued)

        Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $182,600 from 1999 and decreased by $128,000 from 1998. $130,500 of the valuation allowance increase from 1999 is due to Paragon's 1998 valuation allowance being recorded on the books.

        As of July 31, 2000, Interactive has net operating loss carryforwards for both federal and state income tax purposes. Federal and state net operating loss carryforwards totaling approximately $1,495,000 and $942,000, respectively, as of July 31, 2000, begin to expire in 2011. Paragon has federal and state net operating loss carryforwards totaling approximately $841,000 as of July 31, 2000, which begin to expire in 2010 and 2000 respectively. Since Paragon does not file a consolidated federal income tax return with Interactive, its operating loss carryforwards are available to Paragon only and are limited. The amount of Paragon's annual taxable income which can be offset by the net operating loss carryforwards will be limited to approximately $127,000.

        Under federal and state laws, the availability of operating loss carryforwards are limited in the event of a cumulative change in the Company's ownership resulting in a change in control. The Company has not performed an analysis to determine if such a change has taken place, however, management does not believe such a change has taken place.

        A reconciliation of the effective tax rates with the federal statutory rate is as follows as of July 31:

                                                              2000            1999
                                                           ---------       ---------
Income tax expense (benefit) at 35% statutory rate         $ (46,300)      $ 113,000
Change in valuation allowance                                182,600        (128,000)
Change in valuation allowance attributable to Paragon       (130,500)             --
Nondeductible expenses                                        37,200              --
State income taxes, net                                       (7,700)         19,000
Other                                                        (35,300)         (4,000)
                                                           ---------       ---------
                                                           $       -       $       -
                                                           =========       =========


NOTE 10 - PROPOSED SALE OF PRODUCT SERVICE LINE

        On June 25, 1999, the Company's Board of Directors authorized management to negotiate the sale of the InvestorReach service ("InvestorReach"). During fiscal 2000, negotiations were terminated and the Company still owns and operates InvestorReach.


NOTE 11 - SUBSEQUENT EVENT

        Subsequent to fiscal 2000, the Company lost one of its major IVR customers which represented 38% of revenues for the year ended July 31, 2000 and 47% for the year ended July 31, 1999. However, management expects that this is a temporary loss of revenue and will be offset by new customers for its voice hosting and integration services.

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS
                    For the year ended July 31, 2000 and 1999

NOTE 12 - PRO-FORMA FINANCIAL INFORMATION

        The following unaudited pro forma consolidated statements of operations are presented as if the acquisition of Paragon had been made at the beginning of the periods presented. The pro forma consolidated statements of operations include adjustments to give effect to amortization of goodwill and the elimination of inter-company amounts. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

                                                                      Paragon
                                             Interactive               Voice
                                            Telesis, Inc.             Systems                                       Pro Forma
                                            For the year           For the year                                    For the year
                                                ended                  ended                Pro Forma                  ended
                                            July 31, 1999          July 31, 1999            Adjustments            July 31, 1999
                                            -------------          -------------            -----------            -------------
                                                                    (Unaudited)             (Unaudited)             (Unaudited)
Revenues                                     $ 3,022,290            $   399,768             $   (65,375)            $ 3,356,683

Costs and expenses:
  Cost of revenues                               221,506                182,951                 (65,375)                339,082
  Salaries and wages                           1,184,523                176,689                      --               1,361,212
  General and administrative                     742,801                 77,062                      --                 819,863
  Sales and marketing                            266,626                 33,504                      --                 300,130
  Depreciation and amortization                  177,067                 11,999                 130,197                 319,263
                                             -----------            -----------             -----------             -----------
  Total costs and expenses                     2,592,523                482,205                  64,822               3,139,550
                                             -----------            -----------             -----------             -----------
Operating income (loss)                          429,767                (82,437)               (130,197)                217,133

Other expenses:
  Interest expense                                28,027                 10,528                      --                  38,555
  Litigation settlement expense                   80,000                     --                      --                  80,000
                                             -----------            -----------             -----------             -----------
  Total other expenses                           108,027                 10,528                      --                 118,555
                                             -----------            -----------             -----------             -----------
Income (loss) before income taxes and
  minority interest in subsidiary                321,740                (92,965)               (130,197)                 98,578

Minority interest net loss of subsidiary              --                     --                  40,282                  40,282
                                             -----------            -----------             -----------             -----------
Income (loss) before income taxes                321,740                (92,965)                (89,915)                138,860

Income taxes                                          --                     --                      --                      --
                                             -----------            -----------             -----------             -----------
Net income (loss)                            $   321,740            $   (92,965)            $   (89,915)            $   138,860
                                             ===========            ===========             ===========             ===========
Basic net income per share                   $      0.01                                                            $      0.00
                                             ===========                                                            ===========
Shares used to compute basic net
    income per share                          30,365,097                                                             30,365,097
                                             ===========                                                            ===========
Diluted net income per share                 $      0.01                                                            $      0.00
                                             ===========                                                            ===========
Shares used to compute diluted
    net income per share                      31,160,123                                                             31,160,123
                                             ===========                                                            ===========

                    INTERACTIVE TELESIS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED STATEMENT OF OPERATIONS
                    For the year ended July 31, 2000 and 1999


NOTE 12 - PRO-FORMA FINANCIAL INFORMATION (Continued)

                                                                  Paragon
                                               Interactive         Voice
                                               Telesis, Inc.      Systems
                                               For the year     For the year        Pro Forma           Pro Forma
                                                  ended             ended          Adjustments        For the year
                                              July 31, 2000     July 31, 2000     July 31, 2000           ended
                                              -------------     -------------     -------------       ------------
                                                                                    (Unaudited)        (Unaudited)
Revenues                                      $  4,787,265      $    184,011       $    (58,740)      $  4,912,536

Costs and expenses:
  Cost of revenues                                 628,326           114,938            (58,740)           684,524
  Salaries and wages                             1,902,119           404,031                 --          2,306,150
  General and administrative                     1,155,343           168,374                 --          1,323,717
  Sales and marketing                              346,425            38,801                 --            385,226
  Depreciation and amortization                    335,860            14,317            125,112            475,289
                                              ------------      ------------       ------------       ------------

  Total costs and expenses                       4,368,073           740,461             66,372          5,174,906
                                              ------------      ------------       ------------       ------------

Operating income (loss)                            419,192          (556,450)          (125,112)          (262,370)

Other expenses:
  Interest expense                                  53,215             4,823                 --             58,038
  Loss settlement expense                          117,000                --                 --            117,000
                                              ------------      ------------       ------------       ------------

  Total other expenses                             170,215             4,823                 --            175,038
                                              ------------      ------------       ------------       ------------

Income (loss) before income taxes
  and minority interest in subsidiary              248,977          (561,273)          (125,112)          (437,408)

Minority interest net loss of subsidiary                --                --            243,218            243,218
                                              ------------      ------------       ------------       ------------

Income (loss) before income taxes                  248,977          (561,273)           118,106           (194,190)

Income taxes                                            --                --                 --                 --
                                              ------------      ------------       ------------       ------------

Net income (loss)                             $    248,977      $   (561,273)      $    118,106       $   (194,190)
                                              ============      ============       ============       ============

Basic net income per share                    $       0.01                                            $      (0.01)
                                              ============                                            ============

Shares used to compute basic net
    income per share                            30,885,571                                              30,885,571
                                              ============                                            ============

Diluted net income per share                  $       0.01                                            $      (0.01)
                                              ============                                            ============

Shares used to compute diluted
    net income per share                        32,478,659                                              30,885,571
                                              ============                                            ============