Form 10QSB
period 2000-10-31
INTERACTIVE TELESIS INC
filed 2000-12-15
CIK 1027377

                             INTERACTIVE TELESIS INC


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended October 31, 2000

Commission file number 000-28215


                             INTERACTIVE TELESIS INC
--------------------------------------------------------------------------------



            Delaware                                           33-0649915
---------------------------------                          -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)



12636 High Bluff Dr., Suite 200,
San Diego, California                                               92130
---------------------------------------                     -------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number,
including area code:                                           (858)523-4000
                                                            -------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 31,783,386 shares of common stock, $0.001 par value, as of October 31, 2000.

                            INTERACTIVE TELESIS, INC.


PART I - FINANCIAL INFORMATION

CONSOLIDATION:

        On December 17, 1999, Interactive Telesis, Inc acquired a majority ownership of Paragon Voice Systems ("Paragon"), collectively known as the "Company." Paragon is in the business of developing and installing computer telephony solutions incorporating automated speech recognition systems. The Company has used the purchase method to record this transaction at historical cost. The purchase price of the subsidiary was $1.2 million which allowed Interactive to control 56.67%. All significant inter-company accounts and transactions have been eliminated at consolidation.

ITEM 1. FINANCIAL STATEMENTS


                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2000 and July 31, 2000


                                                                  OCT 31, 2000       JUL 31, 2000
                                                                  ------------       ------------
                                                                   (UNAUDITED)         (AUDITED)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                  $  1,228,099       $  2,925,051
       Accounts receivable                                             436,219            332,808
       Inventory                                                        12,955              5,635
       Deposits, prepaid expenses and other current assets              64,750            152,198
                                                                  ------------       ------------
       Total current assets                                          1,742,023          3,415,692
                                                                  ------------       ------------
Property and equipment, net                                          2,787,346          1,285,780
                                                                  ------------       ------------
Intangible asset, net                                                  516,115            547,395
                                                                  ------------       ------------
       Total assets                                               $  5,045,484       $  5,248,867
                                                                  ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                    $    480,646       $    250,518
      Note payable to related party                                     24,000             31,000
      Deferred revenue                                                      --              8,354
      Current portion of note payable                                    9,585             14,039
      Current portion of capital lease obligations                     568,192            364,454
                                                                  ------------       ------------
      Total current liabilities                                      1,082,423            668,365
                                                                  ------------       ------------
Long-term obligations:
      Note payable, net of current portion                             145,961            145,961
      Capital lease obligations, net of current portion              1,315,968            404,920
                                                                  ------------       ------------

      Total long-term obligations                                    1,461,929            550,881
                                                                  ------------       ------------
      Total liabilities                                              2,544,352          1,219,246
                                                                  ------------       ------------
Commitments and contingencies

Minority interest in net assets of subsidiary                           91,935            207,547
                                                                  ------------       ------------
Shareholders' equity:
      Common stock, $.001 par value, 50,000,000 shares
         authorized; 31,783,386 and 31,764,486 shares issued
         and outstanding at Oct. 31, 2000 and July 31, 1999,
         respectively                                                   31,784             31,765
      Additional paid in capital                                    12,263,939         12,258,358
      Accumulated deficit                                           (9,886,526)        (8,468,049)
                                                                  ------------       ------------
      Total shareholders' equity                                     2,409,197          3,822,074
                                                                  ------------       ------------
      Total liabilities and shareholders' equity                  $  5,045,484       $  5,248,867
                                                                  ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended October 31, 2000 and 1999
                                   (UNAUDITED)


                                                                OCT 31, 2000       OCT 31, 1999
                                                                ------------       ------------
Revenues                                                        $    790,208       $  1,200,935

Costs and expenses:
      Cost of revenues                                               183,046             99,458
      Salaries and wages                                           1,086,542            398,985
      General and administrative                                     638,117            262,204
      Sales and marketing                                            248,002             51,076
      Depreciation and amortization                                  126,280             58,413
                                                                ------------       ------------
      Total costs and expenses                                     2,281,987            870,136
                                                                ------------       ------------

Operating (loss) income                                           (1,491,779)           330,799

Other expenses:
      Interest expense                                                42,311             10,869
                                                                ------------       ------------
      Total other expenses                                            42,311             10,869
                                                                ------------       ------------
(Loss) income before income taxes and minority
  interest in subsidiary                                          (1,534,090)           319,930

Minority interest in net loss of subsidiary                          115,612                 --
                                                                ------------       ------------

(Loss) income before income taxes                                 (1,418,478)           319,930

Provision for income taxes                                                --                 --
                                                                ------------       ------------

Net (loss) income                                               $ (1,418,478)      $    319,930
                                                                ============       ============
Basic net income (loss) per share                               $      (0.04)      $       0.01
                                                                ============       ============
Shares used to compute basic net income (loss) per share          31,774,787         30,625,513
                                                                ============       ============
Diluted net income (loss) per share                             $      (0.04)      $       0.01
                                                                ============       ============
Shares used to compute diluted net income (loss) per share        31,774,787         31,947,914
                                                                ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended October 31, 2000 and 1999
                                   (UNAUDITED)


                                                                                 OCT 31, 2000      OCT 31, 1999
                                                                                  -----------       -----------
Cash flows from operating activities:
      Net (loss) income                                                           $(1,418,478)      $   319,930
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Bad debts                                                                   3,000                --
            Depreciation and amortization                                             126,280            58,413
            Interest on capital leases and long-term debt                              42,311            10,869
            Minority interest                                                        (115,612)               --

      Changes in operating assets and liabilities, net of business acquired:
            Decrease (increase) in accounts receivable                               (106,411)           15,198
            Increase in inventory                                                      (7,320)               --
            (Increase) decrease in prepaid expenses and deposits                       87,447                --
            Increase (decrease) in accounts payable and
              accrued liabilities                                                     225,674            47,295
            Increase (decrease) in deferred revenue                                    (8,354)               --
                                                                                  -----------       -----------

      Net cash flows provided by operating activities                              (1,171,463)          451,705
                                                                                  -----------       -----------

Cash flows from investing activities:

      Purchase of property and equipment                                             (302,175)         (110,740)
                                                                                  -----------       -----------
      Net cash flows used in investing activities                                    (302,175)         (110,740)
                                                                                  -----------       -----------

Cash flows from financing activities:
      Repayments on borrowings from shareholder                                        (7,000)               --
      Proceeds on issuance of common stock                                              5,600            20,000
      Repayments on capital leases                                                   (221,914)          (71,323)
                                                                                  -----------       -----------

      Net cash flows (used in) provided by financing activities                      (223,314)          (51,323)
                                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                               (1,696,952)          289,642

Cash and cash equivalents at beginning of period                                    2,925,051           490,152
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $ 1,228,099       $   779,794
                                                                                  ===========       ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For the three months ended October 31, 2000 and 1999
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                             OCT 31, 2000      OCT 31, 1999
                                                                             ------------      ------------
Cash paid during the period for:

      Interest                                                               $     42,311      $     10,869
                                                                             ============      ============

      Income taxes                                                           $         --      $         --
                                                                             ============      ============


Supplemental disclosure of non-cash investing and financing activities:


      Purchase of property and equipment on capital leases                   $  1,294,391      $         --
                                                                             ============      ============


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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included with the Form 10K-SB submission made to the Securities and Exchange Commission (SEC) on October 30, 2000.

        The Company acquired a 56.67% interest in Paragon Voice Systems, on December 17, 1999, a leading value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition ("ASR").

B.       RECLASSIFICATION: None

C.       STOCK SPLIT: None

D.       SUBSEQUENT EVENTS:

         Subsequent to October 31, 2000, the Company and Hambrecht and Quist Guaranty Finance, LLC entered into agreements whereby H&QGF agreed to invest up to $4.15 million in the Company, $1.15 million pursuant to a loan and security agreement and up to $3.0 million pursuant to an equity line of credit agreement. Both agreements are dated November 21, 2000. The loan bears interest at the rate of 7.5% per annum, has a term of 3 years, and is convertible at the election of the holder into the Company's convertible Series A preferred stock at a price of $1.10 per share during the first year, $1.52 during the second year, and $2.00 per share during the third year. $650,000 of this loan was funded on November 21, 2000 and the remaining $500,000 is to be funded upon the effective date of the Registration Statement (the "effective date") which the Company has agreed to file covering the shares of its common stock issuable in connection with the conversion of the Series A preferred stock issuable under this loan and the equity line of credit and upon the exercise of the warrant discussed below.

        Under the equity line of credit, the Company is entitled for 12 months from the effective date to sell ("put"), to H&QGF up to $3 million of its Series A preferred stock at a price equal to 83% of the lower of (x) the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding notice, of the date of its notice to put the stock or (x) the closing price of the day of the put. Each put creates a subseries of convertible stock which will have a liquidation preference equal to the price paid. Under this agreement, the Company may sell as much as $500,000 in preferred stock at any time, subject to certain conditions and the requirement that H&QGF hold no more than 9.9% of the Company's outstanding stock at any time. The Company has the right to pay dividends payable on the Series A preferred stock either in cash or in kind. The Series A convertible preferred stock will be convertible into common stock on a one-per-one basis.

        Also pursuant to the equity line of credit agreement, H&QGF purchased, for $3,947, a warrant for the purchase of 394,737 shares of our Series A preferred stock at a price of $1.52 per share at any time or from time to time until November 20, 2007.

        As a result of the H&QGF financing, the Company, BH Capital Investments, L.P. and Excalibur Limited Partnership, have, by mutual consent, agreed to renegotiate the second and third closings of their stock purchase agreement dated June 12, 2000, as amended. Under that agreement, BH Capital and Excalibur agreed to purchase up to $4,500,000 of our common stock with repricing rights in three separate closings of $2.5 million, $1 million and $1 million, respectively. The first closing for the purchase of 905,797 shares at a price of $2.76 per share was effective on June 12, 2000. The second and third closings were scheduled to occur on or about December 31, 2000 and February 15, 2001.


E.      INCOME TAXES:

        Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.


Forward-Looking Statements:

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

                            INTERACTIVE TELESIS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

        Interactive Telesis specializes in interactive voice response (IVR) services, deployment of automated speech recognition(ASR)technologies and speech-enabled hosting services. Interactive Telesis presents a very compelling offering for companies wishing to leverage the benefits of speech recognition without the high cost of ownership, capital outlay and internal IT staff requirements.

         In December 1999, we acquired a controlling interest in Paragon Voice Systems ("Paragon"), which is a value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition or ASR. Paragon is a San Diego based reseller of speech recognition software and application building blocks for the technology as a part of its integrated solutions. We purchased a controlling interest in Paragon with a view of joining forces to develop and deploy advanced speech recognition solutions for corporate customers. Our intention for the immediate future is to position Interactive Telesis as a leading hosting provider for complex ASR software applications.

        In August 2000, we formed Voconex, Inc.(formerly VoiceVault, Inc.), a California Corporation, which is currently inactive, as our wholly owned subsidiary.

RESULTS OF OPERATIONS:

        Net revenues were $790,208 for the three months ended October 31, 2000, which represents a decrease of 34% when compared with the three months ended October 31, 1999. The decrease was due primarily to the loss of AT&T, a significant customer of Digital Record & Replay services.

            The cost of revenues, excluding transport costs of $107,404, for the quarter ended October 31, 2000 was 11% of revenue compared to 8% of revenue for the three months ended October 31, 1999. The cost of revenues, after inclusion of the transport costs,for the quarter ended October 31, 2000 was 23% of revenue or $183,046 compared to 8% of revenue or $99,458 for the three months ended October 31, 1999. The increase of $83,588 for the first quarter is mainly due to inclusion of transport costs.

        Salaries and wages increased from $398,985 to $1,086,542 for the quarter ended October 31, 2000, compared with the three months ended October 31, 1999. The increase of $687,557 for the first quarter is made up of two parts (1) increased costs as a result of increased staff $485,424, and (2) inclusion of Paragon costs of $202,133. The additional staff is needed to provide the Information Technology and Professional Services departments skills and experience needed to meet and support the requirements of anticipated new customers.

        General and administrative expense increased from $262,204 to $638,117 for the three-month period ended October 31, 2000 compared with the three months ended October 31, 1999. The increase of $375,913 for the first quarter is made up of two parts (1) increased costs as a result of increased recruiting, insurance, accounting, and consulting fees $317,319, and (2) inclusion of Paragon costs of $58,595.

        Sales and marketing expense increased from $51,076 to $248,002 for the three month period ended October 31, 2000 compared with the three months ended October 31, 1999. The increase of $196,926 for the first quarter is made up of two parts (1) increased costs as a result of increased travel, training, conferences and trade shows $175,661, and (2) inclusion of Paragon costs of $21,265.

        Depreciation and amortization expense increased from $58,413 to $126,280 or 116.2% for the three month period ended October 31, 2000 compared with the three months ended October 31, 1999. The increase of $67,867, for the first quarter is made up of two parts (1) Interactive Telesis increased depreciation expense $36,587, and (2) Goodwill amortization (Paragon Acq.) $31,280.

        Net loss for the quarter ended October 31, 2000 was $1,418,478 as compared to a net income of $319,930, for the quarter ended October 31, 1999. The quarterly net loss reflects the inclusion of the Company's share of Paragon's loss which amounted to $151,205 along with the amortization of goodwill $31,280, associated with the acquisition of Paragon.

        Basic loss per share was $(0.04) for the three months ended October 31, 2000 as compared to basic earnings per share of $0.01 for the three month ended October 31, 1999.

        Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

LIQUIDITY AND CAPITAL RESOURCES:

        Working capital was $659,600 at October 31, 2000, a decrease of $2,087,727 from July 31, 2000. The decrease is a result of negative operating results and negative cash flows from operating activities for the three month period ended October 31, 2000.

        Based on current cash flow projections management expects that the Company can complete the proposed expansion to operations for the current fiscal year, if both the committed sources of funds are received as scheduled from the June 12, 2000 BH Capital Investments, L.P. and Excalibur Limited Partnership security purchase agreement and the H&QGF loan, security and equity line of credit agreement.


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


ITEM 2. CHANGES IN SECURITIES

        The Company made the following changes in Securities in the first quarter of fiscal year 2001:

        I. 16,000 shares of common stock were issued to employees of the Company via exercise of outstanding stock options.

        II. On 10/30/00, in accordance with a Securities Purchase Agreement Re-pricing Rights, the Company issued 2,900 shares of common stock. BH Capital Investments, LP received 1,450 shares and Excalibur Limited Partnership received 1,450 shares. Please refer to the SEC Form SB-2/A filed October 4, 2000 for more information on the Securities Purchase Agreement.

        III. Company issued 225,000 additional options under the 1996 Stock Option Plan to employees during the first quarter of fiscal year 2001.


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


Date: December 12, 2000