Form 10QSB
period 2001-01-31
INTERACTIVE TELESIS INC
filed 2001-03-16
CIK 1027377

                             INTERACTIVE TELESIS INC


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended January 31, 2001

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
                                                            -------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 32,267,947 shares of common stock, $0.001 par value, as of January 31, 2001.

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

ITEM 1. FINANCIAL STATEMENTS


                      INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        January 31, 2001 and July 31, 2000




                                                                   JAN 31, 2001       JUL 31, 2000
                                                                  --------------     --------------
                                                                   (UNAUDITED)         (AUDITED)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                  $      383,233     $    2,925,051
       Accounts receivable                                               371,214            332,808
       Inventory                                                           8,768              5,635
       Deposits, prepaid expenses and other current assets                72,400            152,198
                                                                  --------------     --------------
       Total current assets                                              835,615          3,415,692
                                                                  --------------     --------------
Property and equipment, net                                            2,673,028          1,285,780
                                                                  --------------     --------------
Intangible asset, net                                                    484,835            547,395
                                                                  --------------     --------------
       Total assets                                               $    3,993,478     $    5,248,867
                                                                  ==============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                    $      565,907     $      250,518
      Note payable to related party                                       15,000             31,000
      Deferred revenue                                                        --              8,354
      Current portion of note payable                                         --             14,039
      Current portion of Litigation Contingency                          177,700                 --
      Current portion of capital lease obligations                       391,283            364,454
                                                                  --------------     --------------
      Total current liabilities                                        1,149,890            668,365
                                                                  --------------     --------------
Long-term obligations:
      Note payable, net of current portion                               650,000            145,961
      Litigation Contingency, net of current portion                     275,800                 --
      Capital lease obligations, net of current portion                1,345,398            404,920
                                                                  --------------     --------------

      Total long-term obligations                                      2,271,198            550,881
                                                                  --------------     --------------
      Total liabilities                                                3,421,088          1,219,246
                                                                  --------------     --------------
Commitments and contingencies

Minority interest in net assets of subsidiary                              5,440            207,547
                                                                  --------------     --------------
Shareholders' equity:
      Common stock, $.001 par value, 100,000,000 shares
         authorized; 32,267,947 and 31,764,486 shares issued
         and outstanding at Jan. 31, 2001 and July 31, 2000,
         respectively                                                     32,268             31,765
      Additional paid in capital                                      12,485,852         12,258,358
      Accumulated deficit                                            (11,951,170)        (8,468,049)
                                                                  --------------     --------------
      Total shareholders' equity                                         566,950          3,822,074
                                                                  --------------     --------------
      Total liabilities and shareholders' equity                  $    3,993,478     $    5,248,867
                                                                  ==============     ==============



The accompanying notes are an integral part of the consolidated financial statements.

                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and six months ended January 31, 2001 and 2000
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JANUARY 31                          JANUARY 31
                                                         -------------------------------      -------------------------------
                                                             2001               2000              2001               2000
                                                         ------------       ------------      ------------       ------------
Revenues                                                 $    793,017       $  1,112,985      $  1,583,225       $  2,313,920

Costs and expenses:
            Cost of revenues                                  177,072             66,698           360,118            166,156
            Salaries and wages                              1,092,298            454,658         2,178,840            853,645
            General and administrative                        646,533            254,146         1,284,650            516,348
            Sales and marketing                               107,493             59,579           355,495            110,654
            Depreciation and amortization                     181,280             67,171           307,560            125,584
                                                         ------------       ------------      ------------       ------------
            Total costs and expenses                        2,204,676            902,252         4,486,663          1,772,387
                                                         ------------       ------------      ------------       ------------

Operating income (loss)                                    (1,411,659)           210,733        (2,903,438)           541,533

Other expenses:
            Interest expense                                   67,477             11,672           109,788             22,542
            Litigation contingency expense                    672,000            117,000           672,000            117,000
                                                         ------------       ------------      ------------       ------------
            Total other expenses                              739,477            128,672           781,788            139,542
                                                         ------------       ------------      ------------       ------------
Income (loss) before income taxes and
  minority interest in subsidiary                        $ (2,151,136)      $     82,061      $ (3,685,226)      $    401,991

Minority interest in net loss of subsidiary                    86,495                 --           202,107                 --
                                                         ------------       ------------      ------------       ------------

Income (loss) before income taxes                        $ (2,064,641)      $     82,061      $ (3,483,119)      $    401,991

Provision for income taxes                                         --                 --                --                 --

                                                         ------------       ------------      ------------       ------------
Net income (loss)                                        $ (2,064,641)      $     82,061      $ (3,483,119)      $    401,991
                                                         ============       ============      ============       ============

Basic net income per share                               $      (0.06)      $       0.00      $      (0.11)      $       0.01
                                                         ============       ============      ============       ============

Shares used to compute basic net income per share          32,010,289         30,671,405        31,892,538         30,644,188
                                                         ============       ============      ============       ============

Diluted net income per share                             $         --       $       0.00      $         --       $       0.01
                                                         ============       ============      ============       ============

Shares used to compute diluted net income per share                --         32,313,917                --         32,478,139
                                                         ============       ============      ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS For the six
                     months ended January 31, 2001 and 2000
                                   (UNAUDITED)


                                                                                   Six months ended January 31
                                                                                  -----------------------------
                                                                                     2001              2000
                                                                                  -----------       -----------
Cash flows from operating activities:
      Net (loss) income                                                           $(3,483,119)      $   401,991
      Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
            Bad debts                                                                   1,481                --
            Depreciation and amortization                                             307,560           125,584
            Interest on capital leases and long-term debt                             109,788            22,542
            Litigation Settlement                                                     453,500           117,000
            Minority interest                                                        (202,107)               --

      Changes in operating assets and liabilities, net of business acquired:
            Decrease (increase) in accounts receivable                                (39,887)           60,084
            Increase in inventory                                                      (3,133)               --
            (Increase) decrease in prepaid expenses and deposits                       79,798                --
            Increase (decrease) in accounts payable and
              accrued liabilities                                                     315,389            (7,367)
            Increase (decrease) in deferred revenue                                    (8,354)               --
                                                                                  -----------       -----------

      Net cash flows provided by operating activities                              (2,469,084)          719,834
                                                                                  -----------       -----------

Cash flows from investing activities:

      Cash acquired in Paragon Voice Systems Acquisition                                   --             5,830
      Purchase of property and equipment                                             (312,040)         (257,277)
                                                                                  -----------       -----------
      Net cash flows used in investing activities                                    (312,040)         (251,447)
                                                                                  -----------       -----------

Cash flows from financing activities:
      Repayments on borrowings from shareholder                                       (16,000)               --
      Proceeds on issuance of common stock                                            227,997            41,888
      Proceeds from borrowing notes payable                                           650,000                --
      Repayments on borrowings from notes payable                                    (160,000)               --
      Proceeds from borrowing on capital leases                                            --            69,948
      Repayments on capital leases                                                   (462,691)         (114,230)
                                                                                  -----------       -----------

      Net cash flows (used in) provided by financing activities                       239,306            (2,394)
                                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                               (2,541,818)          465,993

Cash and cash equivalents at beginning of period                                    2,925,051           490,152
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $   383,233       $   956,145
                                                                                  ===========       ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               For the six months ended January 31, 2001 and 2000
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                            Six months ended January 31
                                                                            ---------------------------
                                                                                2001            2000
                                                                             ----------      ----------
Cash paid during the period for:

      Interest                                                               $  109,788      $   22,542
                                                                             ==========      ==========

      Income taxes                                                           $       --      $       --
                                                                             ==========      ==========


Supplemental disclosure of non-cash investing and financing activities:


      Purchase of property and equipment on capital leases                   $1,320,208      $       --
                                                                             ==========      ==========


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

B.       RECLASSIFICATION: None

C.       STOCK SPLIT: None

D.       SUBSEQUENT EVENTS:

         Subsequent to January 31, 2001, the Company and Hambrecht and Quist Guaranty Finance, LLC ("H&QGF") amended their loan agreement to provide for a fixed conversion price of $.75 per share for H&QGF's conversion of the loan balance into the Company's common stock as otherwise provided in the loan agreement and to amend H&QGF's warrant to provide for an exercise price of $.75 per share for the purchase of the Company's stock as otherwise provided under the warrant agreement.

     The second and third closings for the additional $2.0 million of financing from BH Capital Investments, LP and Excalibur Limited Partnership were not completed as scheduled in December 2000 and February 2001, because conditions precedent for these closings were not satisfied. On March 7, 2001, the Company reached an agreement in principal whereby the investors would purchase $500,000 of the Company's Series B Preferred Stock at a price of $5.00 per share and a warrant for the purchase of 30,000 shares of Series B Preferred Stock at a price of $5.50 per share. The Series B stock will have identical terms and conditions to the Company's Series A Preferred Stock except the Series B Preferred Stock will be convertible into the Company's common stock on the basis of 1 Series B Preferred share of stock for 10 shares of common stock. The Company and these investors also agreed to amend the purchase agreement for their $2.5 million investment on June 12, 2000 to provide that the average market price used for the calculating shares to be issued upon exercise of the pricing rights issued under the agreement equals 90% of the average of the closing bid prices of the Company's common stock for each of the two trading days having the lowest closing bid price during the 30 consecutive trading days immediately preceding the exercise date of the repricing rights and that each repricing right expires on the sooner of 10 days following the sale of the common stock to which it relates or October 6, 2002.

E.      INCOME TAXES:

        Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.


Forward-Looking Statements:

     Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.



                            INTERACTIVE TELESIS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

        Our primary emphasis is the development and deployment to corporate customers of hosting and related services using leading edge speech recognition technology. We are developing technological capabilities through our internal efforts and through joint efforts with our controlled subsidiary, Paragon Voice Systems. Paragon is a value-added reseller and developer of computer technology solutions using the emerging automated speech recognition technology.

RESULTS OF OPERATIONS:

        The development and deployment of services using leading edge speech recognition technologies has been our principal emphasis for the past several fiscal quarters. During the three and six month periods ended January 31, 2001, we expended significant amounts to expand our employee and technological resources in anticipation of customer demand for these services. However, due to uncertainties arising from the slowdown of the U.S. economy, most of our targeted customers for these services have delayed or deferred their decisions to upgrade their interactive voice response and hosting services. As a result, the revenue-generating contracts we anticipated to arise during these two fiscal quarters failed to materialize. We still expect significant revenue generating contracts will be made during the next two fiscal quarters. The discussion below emphasizes the increase in our costs and expenses as compared to the same periods last year. During the fiscal quarter ended January 31, 2001, and subsequent thereto, we have taken significant action to reduce and contain our operating costs and expenses. During that fiscal quarter, the Company reduced its staff from 58 persons to 32 full-time persons (including 5 persons employed by our controlled subsidiary, Paragon).

        Net revenues were $793,017 for the three months ended January 31, 2001, which represents a decrease of 29% when compared with the three months ended January 31, 2000. Net revenues were $1,583,225 for the six months ended January 31, 2001, which represents a decrease of 32% when compared with the six months ended January 31, 2000. The decrease for both the three and six months period was due primarily to the loss of AT&T, a significant customer of Digital Record & Replay services.

        The cost of revenues, for the quarter ended January 31, 2001 was $177,072 compared to $66,698 for the three months ended January 31, 2000. The cost of revenues, after inclusion of the transport costs of $107,404,for the six months ended January 31, 2001 was $360,118 compared to $166,156 for the six months ended January 31, 2000. The increase of $193,962 for the six months ended January 31, 2001 is mainly due to inclusion of transport costs.

        Salaries and wages increased from $454,658 to $1,092,298 for the three months ended January 31, 2001, compared with the three months ended January 31, 2000. The increase of $637,640 for the second quarter is made up of two parts
(1) increased costs as a result of increased staff $442,884, and (2) inclusion of Paragon costs of $194,756. The salaries and wages for the six months ended January 31, 2001 was $2,178,840 compared to $853,645 for the six months ended January 31, 2000. The additional staff is needed to provide the Information Technology and Professional Services departments skills and experience needed to meet and support the requirements of anticipated new customers.

        General and administrative expense increased from $254,146 to $646,533 for the three months ended January 31, 2001, compared with the three months ended January 31, 2000. The increase of $392,387 for the second quarter is made up of two parts (1) increased costs as a result of increased recruiting, insurance, accounting, and consulting fees $351,905, and (2) inclusion of Paragon costs of $40,482. The general and administrative expense for the six months ended January 31, 2001 was $1,284,650 compared to $516,348 for the six months ended January 31, 2000.

        Sales and marketing expense increased from $59,579 to $107,493 for the three month period ended January 31, 2001, compared with the three months ended January 31, 2000. The increase of $47,914 for the second quarter is made up of two parts (1) increased costs as a result of increased travel, training, conferences and trade shows $37,622, and (2) inclusion of Paragon costs of $10,292. The sales and marketing expense for the six months ended January 31, 2001 was $355,495 compared to $110,654 for the six months ended January 31, 2000.


        Depreciation and amortization expense increased from $67,171 to $181,280 for the three month period ended January 31, 2001 compared with the three months ended January 31, 2000. The increase for the six month period ended January 31, 2001 of $181,976 is made up of two parts (1) Interactive Telesis increased depreciation expense of $119,416 is a result of additional equipment purchased and leased during the period, and (2) Goodwill amortization (Paragon Acq.) $62,560.

        Net loss for the quarter ended January 31, 2001 was $2,064,641 as compared to a net income of $82,061, for the quarter ended January 31, 2000. The quarterly net loss reflects the inclusion of the Company's share of Paragon's loss which amounted to $114,309 along with the amortization of goodwill $31,280, associated with the acquisition of Paragon. Net loss for the six months ended January 31, 2001 was $3,483,119 as compared to a net income of $401,991, for the six months ended January 31, 2000.

        Basic loss per share was $(0.06) for the three months ended January 31, 2001 as compared to basic earnings per share of $0.00 for the three month ended January 31, 2000. Basic loss per share was $(0.11) for the six months ended January 31, 2001 as compared to basic earnings per share of $0.01 for the six month ended January 31, 2000. The shares used to compute the diluted net income per share have been excluded as they are anti-dilutive for the weighted average share computation.

        Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

LIQUIDITY AND CAPITAL RESOURCES:

        Working capital was $(314,275) at January 31, 2001, a decrease of $3,061,602 from July 31, 2000. The decrease is a result of negative operating results and negative cash flows from operating activities for the six month period ended January 31, 2000.

        Management believes the combination of its cuts in staff, administration and operating costs and other cost controls it has put into place will greatly reduce expenses until it can generate additional revenues. Based on its current cashflow projections and analysis, management expects the Company to complete targeted operations for the fiscal year provided the Company consummates the sale of $500,000 of Series B Preferred Stock to two investors and receives the $500,000 in financing under the H&QGF loan and equity line of credit agreements.


IMPACT OF INFLATION:

        The Company does not believe inflation has had a significant effect on its operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company has resolved without admission of liability a lawsuit brought against it in fiscal 1999 in the Superior Court of Los Angeles, California, by a former consultant claiming compensatory and punitive damages in excess of $2,000,000 for, among other things, alleged wrongful termination and breach of contract. On January 7, 2001, the Company settled this litigation by agreeing to pay $550,000 as follows: One payment of $150,000 issued at settlement(277,776 restricted shares),five payments of $30,000 on January 8, 2001 and on the first day of each succeeding four (4) months and eight quarterly increments of $31,250 each, commencing July 1, 2001. The payments are to be made in the Company's common stock valued at the market price on the date of issuance. The Company will not pay any cash in settlement of this litigation.

               The Company has also resolved by private mediation before Hon. Herbert Hoffman, Retired, a claim brought by a former consultant/officer, alleging breach of contract regarding the issuance of certain options under the 1996 Plan. On December 1, 2000, the Company resolved this claim (pre-litigation) by its agreement to pay for the former consultant/officer's exercise of his options as they became vested to purchase 120,000 shares of the Company's common stock at a price of $0.78 per share, and to pay the former consultant/officer $25,000 in five equal quarterly installments, commencing December 31, 2000.


ITEM 2. CHANGES IN SECURITIES

        The Company made the following changes in Securities in the first six months of fiscal year 2001:

        January 7, 2001, the Company issued 343,987 shares of its common stock in the settlement of a lawsuit with a former consultant. In issuing these shares, the Company relied on the exemption from registration under the Securities Act of 1933 (the "1933 Act") set forth in Section 3(a)(9) hereof.

        December 1, 2000, the Company issued options for the purchase of up to 50,000 shares of the Company's common stock at a price of $.78 per share in the settlement of a lawsuit with a former consultant. In issuing these options, the Company relied on the exemption from registration under the 1933 Act under
Section 4(2) thereof.

        November 21, 2000, the Company entered into a convertible secured loan agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"), a privately held investment capital company, whereby H&QGF agreed to loan the Company $1.15 million. The loan is convertible at the election of H&QGF up to 1,045,455 shares of the Company's Series A Preferred Stock. The loan is being funded in two traunches, the first was funded on November 21, 2000 and the remaining $500,000 is to be funded upon the effective date of a registration statement covering H&QGF's resale of the common stock issuable upon conversion of the Series A Preferred Stock. On November 21, 2000, the Company also issued H&QGF a warrant in consideration for $3,947. The Warrant provides for the purchase of 394,737 shares of the Company's Series A Preferred Stock at a price of $1.52 per share until November 20, 2007. For the issuance of these securities, the Company relied on the exemption from registration under the 1933 Act set forth in
Section 4(2) thereof.

        November 6, 2000, the Company issued 8,574 shares of common stock to BH Capital Investments, LP (4,287 shares) and Excalibur Limited Partnership (4,287 shares). The shares were issued pursuant to repricing rights under the Company's June 12, 2000 Securities Purchase Agreement with the issuees. Please refer to the SEC Form SB-2/A filed October 4, 2000 for more information on the Securities Purchase Agreement.

        During the quarter ended January 31, 2001, 132,000 shares of common stock were issued to employees and or consultant of the Company via exercise of outstanding stock options.

        Company issued 284,750 additional options under the 1996 Stock Option Plan to employees during the second quarter of fiscal year 2001.

        During the quarter ended October 31, 2000, 16,000 shares of common stock were issued to employees of the Company via exercise of outstanding stock options.

        On October 30, 2000, in accordance with a Securities Purchase Agreement Re-pricing Rights, the Company issued 2,900 shares of common stock. BH Capital Investments, LP received 1,450 shares and Excalibur Limited Partnership received 1,450 shares. Please refer to the SEC Form SB-2/A filed October 4, 2000 for more information on the Securities Purchase Agreement.

        Company issued 225,000 additional options under the 1996 Stock Option Plan to employees during the first quarter of fiscal year 2001.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        ON FRIDAY, JANUARY 26, 2001 AT 10:00 A.M. THE COMPANY HELD ITS ANNUAL MEETING OF SHAREHOLDERS AT THE DEL MAR HILTON, 15575 JIMMY DURANTE BLVD., SAN DIEGO, CA

        Election of Directors - more than a majority of the outstanding voting stock of the Company voted for the election of the five directors - Donald E. Cameron, Willard Lee McVey, Kenneth G. Ravazzolo, Albert Staerkel, and Robert G. Wilson for terms expiring on the date of the annual meeting next year.

        The amendment to reserve an additional 1,500,000 shares of common stock for issuance under the ITI 1996 stock plan - 28,508,081 shares voted in favor of the amendment, 962,623 shares voted against the amendment, and 119,508 shares abstained from a vote on the amendment.

        The amendment of the Company's Charter to authorize the issuance of up to 100 million shares of common stock and 25 million shares of preferred stock - 20,512,889 shares voted in favor of the amendment, 1,295,630 shares voted against the amendment, and 100,779 shares abstained from a vote on the amendment.

        The ratification of the appointment of Pannell Kerr Forster as independent auditors of the Company to audit the financial statements of the Company and its subsidiaries for the fiscal year 2001 - 29,393,548 shares voted in favor of the appointment, 0 shares voted against the appointment, and 197,414 shares abstained from a vote on the appointment.

        The Chairman declared that the nominees for director had been duly elected, that the 1996 Stock Plan amendment had been duly approved, that the amendment to the Company Charter had been duly approved, and that the appointment of Pannell Kerr Forster to audit the financial statements of the Company and its subsidiaries for the fiscal year 2001 had been duly ratified.


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.      EXHIBITS - 27 Financial Data Schedule - NO LONGER REQUIRED


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


Date: March 15, 2001