Form 10QSB
period 2001-04-30
INTERACTIVE TELESIS INC
filed 2001-06-14
CIK 1027377

INTERACTIVE TELESIS INC

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended April 30, 2001

Commission file number 000-28215

INTERACTIVE TELESIS INC

Delaware (State or other jurisdiction of incorporation or organization)	33-0649915 (I.R.S. Employer Identification No.)

12636 High Bluff Dr., Suite 200, San Diego, California (Address of principal executive office)	92130 (Zip Code)

Registrant’s telephone number, including area code:	(858) 523-4000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]     No   [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of a recent date: 32,993,020 shares of common stock, $0.001 par value, as of April 30, 2001.

INTERACTIVE TELESIS, INC.

PART I — FINANCIAL INFORMATION

CONSOLIDATION:

      On December 17, 1999, Interactive Telesis, Inc acquired a majority ownership of Paragon Voice Systems (“Paragon”), collectively known as the “Company.” Paragon is in the business of developing and installing computer telephony solutions incorporating automated speech recognition systems. The Company has used the purchase method to record this transaction at historical cost. The purchase price of the subsidiary was $1.2 million which allowed Interactive to control 56.67%. All significant inter-company accounts and transactions have been eliminated at consolidation.

ITEM 1. FINANCIAL STATEMENTS

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2001 and July 31, 2000

	APR 30, 2001	JUL 31, 2000

	(UNAUDITED)	(AUDITED)

	ASSETS

Current assets:

Cash and cash equivalents	$243,498	$2,925,051

Accounts receivable	267,061	332,808

Inventory	29,860	5,635

Deposits, prepaid expenses and other current assets	75,388	152,198

Total current assets	615,807	3,415,692

Property and equipment, net	2,595,054	1,285,780

Intangible asset, net	453,555	547,395

Total assets	$3,664,416	$5,248,867

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities (Notes to F/S)	$925,270	$250,518

Note payable to related party	11,000	31,000

Deferred revenue	—	8,354

Current portion of note payable	—	14,039

Current portion of Litigation Contingency	72,200	—

Current portion of capital lease obligations	197,755	364,454

Total current liabilities	1,206,225	668,365

Long-term obligations:

Note payable, net of current portion	900,000	145,961

Litigation Contingency, net of current portion	275,800	—

Capital lease obligations, net of current portion	1,348,859	404,920

Total long-term obligations	2,524,659	550,881

Total liabilities	3,730,884	1,219,246

Commitments and contingencies

Minority interest in net assets of subsidiary	—	207,547

Shareholders’ equity:

Common stock, $.001 par value, 100,000,000 shares authorized; 32,993,020 and 31,764,486 shares issued and outstanding at April 30, 2001 and July 31, 2000, respectively	32,993	31,765

Preferred stock, $.001 par value, 25,000,000 shares authorized; 50,000 and 0 shares issued and outstanding at April 30, 2001 and July 31, 2000, respectively	50	—

Additional paid in capital	12,740,492	12,258,358

Accumulated deficit	(12,840,003)	(8,468,049)

Total shareholders’ equity	(66,468)	3,822,074

Total liabilities and shareholders’ equity	$3,664,416	$5,248,867

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended April 30, 2001 and 2000
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	APRIL 30		APRIL 30

	2001	2000	2001	2000

Revenues	$852,765	$1,445,608	$2,435,990	$3,759,529

Costs and expenses:

Cost of revenues	297,777	276,581	657,895	442,737

Salaries and wages	589,372	513,981	2,768,212	1,367,626

General and administrative	137,668	417,304	1,422,318	933,652

Sales and marketing	69,886	116,213	425,381	226,867

Depreciation and amortization	129,197	129,049	436,757	270,908

Restructuring Costs	458,310	—	458,310	—

Total costs and expenses	1,682,210	1,453,128	6,168,873	3,241,790

Operating income (loss)	(829,445)	(7,520)	(3,732,883)	517,739

Other expenses:

Interest expense	46,639	18,310	156,427	40,852

Litigation contingency expense	—	—	672,000	117,000

Restructuring Costs	18,190	—	18,190	—

Total other expenses	64,829	18,310	846,617	157,852

Income (loss) before income taxes and minority interest in subsidiary	$(894,274)	$(25,830)	$(4,579,500)	$359,887

Minority interest in net loss of subsidiary	5,440	65,597	207,547	65,597

Income (loss) before income taxes	$(888,834)	$39,767	$(4,371,953)	$425,484

Provision for income taxes	—	—	—	—

Net income (loss)	$(888,834)	$39,767	$(4,371,953)	$425,484

Basic net income per share	$(0.03)	$0.00	$(0.14)	$0.01

Shares used to compute basic net income per share	32,830,223	30,811,938	32,205,099	30,700,105

Diluted net income per share		$0.00		$0.01

Shares used to compute diluted net income per share		32,861,209		32,903,061

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended April 30, 2001 and 2000
(UNAUDITED)

	Nine months ended April 30

	2001	2000

Cash flows from operating activities:

Net (loss) income	$(4,371,953)	$425,484

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Bad debts	4,481	—

Depreciation and amortization	488,840	270,908

Interest on capital leases and long-term debt	174,617	40,852

Litigation Settlement	348,000	117,000

Minority interest	(207,547)	(65,597)

Loss on loan extinguishment	—	15,000

Changes in operating assets and liabilities, net of business acquired:

Decrease (increase) in accounts receivable	61,266	(6,095)

Increase in inventory	(24,225)	—

(Increase) decrease in prepaid expenses and deposits	76,810	(35,121)

Increase (decrease) in accounts payable and accrued liabilities	674,752	124,689

Increase (decrease) in deferred revenue	(8,354)	—

Net cash flows provided by operating activities	(2,783,313)	887,120

Cash flows from investing activities:

Cash acquired in Paragon Voice Systems Acquisition	—	5,830

Purchase of property and equipment	(384,066)	(320,727)

Net cash flows used in investing activities	(384,066)	(314,897)

Cash flows from financing activities:

Repayments on borrowings from shareholder	(20,000)	—

Proceeds on issuance of common & preferred stock	483,412	121,808

Proceeds from borrowing notes payable	900,000	—

Repayments on borrowings from notes payable	(160,000)	—

Proceeds from borrowing on capital leases	—	69,948

Repayments on capital leases	(717,586)	(216,374)

Net cash flows (used in) provided by financing activities	485,826	(24,618)

Net increase (decrease) in cash and cash equivalents	(2,681,553)	547,605

Cash and cash equivalents at beginning of period	2,925,051	490,152

Cash and cash equivalents at end of period	$243,498	$1,037,757

The accompanying notes are an integral part of the
consolidated financial statements.

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the nine months ended April 30, 2001 and 2000
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Nine months ended April 30

	2001	2000

Cash paid during the period for:

Interest	$174,617	$40,852

Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Purchase of property and equipment on capital leases	$1,320,208	$—

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

ACCOUNTS PAYABLE

      The Company has accrued approximately $100,000 of expenses pertaining to its Internet data center and marketing service provider. The Company is currently disputing these expenses and believes it will be able to settle these disputes in a manner which results in a reduction of the above liability.

RESTRUCTURING COSTS

      The Company is restructuring its operations and has revised its strategic plan in order to become cash flow positive and achieve profitability in fiscal year 2002. The Company has identified costs associated with the restructuring during the three months ended April 30, 2001. The cost of these items is approximately $476,500 or 27.3% of the total costs and expenses of the three month period ended April 30, 2001. The discussion below further explains these restructuring costs.

      The Company acquired a 56.67% interest in Paragon Voice Systems, on December 17, 1999, a leading value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition (“ASR”).

B.  RECLASSIFICATION:   None

C.  STOCK SPLIT:   None

D.  SUBSEQUENT EVENTS:   Subsequent to April 30, 2001 additional financing was received from the following investors.

      H&QGF FINANCING:

      On November 21, 2000, we executed a Loan and Security Agreement providing for up to $1.15 million loan financing by Hambrecht & Quist Guaranty Finance, LLC (H&QGF), a subsidiary of JP Morgan H&Q. Of the total loan, $650,000 was funded upon execution, an additional $250,000 was funded on April 16, 2001 and the remaining $250,000 was funded on May 16, 2001. Interest on the loan is payable monthly through July 31, 2002, and then quarterly thereafter. Principal on the loan is payable in six equal quarterly payments commencing in August 2002.

      BH CAPITAL AND EXCALIBUR FINANCING:

      Neither the second nor third closings under our June 12, 2000 stock purchase agreement with BH Capital Investments, L.P. and Excalibur Limited Partnership were consummated. These fundings were scheduled to occur on December 31, 2000 and February 15, 2001, respectively for $1.0 million each. Neither closing was completed because the trading price of the Company’s common stock was less than the purchase price in the first closing, which was a condition to each closing.

      These investors purchased 50,000 shares each on April 16, 2001 and May 15, 2001 of the Company’s Series B preferred stock at a price of $5.00 per share and a 3-year warrant for the purchase of 15,000 shares of Series B preferred stock at a price of $5.50 per share. In each of these two transactions, the Company paid the above-referenced finders an aggregate 37,500 shares of common stock and issued to them warrants for the purchase of 5,000 shares of common stock at a price of $.60 per share.

E.  INCOME TAXES:

      Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

Forward-Looking Statements:

      Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company’s future operating results and financial position. The words “believe,” “endeavor,” “expect,” “anticipate,” “estimate,” “intends,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

INTERACTIVE TELESIS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

OVERVIEW:

      Our primary emphasis is providing specialized interactive voice response (IVR) services and the development and deployment to corporate customers of hosting and related services using leading edge speech recognition technology. Effective April 16, 2001, Donald E. Cameron resigned as president and chief executive officer of the company. Upon effectiveness of this resignation, Andrew Schachter became acting chief executive officer pending the company’s hiring a permanent employee to fill that position. Paragon is a value-added reseller and developer of computer technology solutions using the emerging automated speech recognition technology.

RESULTS OF OPERATIONS:

      The development and deployment of services using leading edge speech recognition technologies has been our principal emphasis for the past several fiscal quarters. During the first six months of the fiscal year 2001, previous management expended significant amounts to expand our employee and technological resources in anticipation of customer demand for these services. However, due to uncertainties arising from the slowdown of the U.S. economy, most of our targeted customers for these services have delayed or deferred their decisions to upgrade their interactive voice response and hosting services. As a result, the revenue-generating contracts that previous management anticipated would arise during these three fiscal quarters failed to materialize.

      The new management expects that modest revenue generating contracts will be signed during the next two fiscal quarters. The discussion below emphasizes the increase in our costs and expenses as compared to the same periods last year. During the prior fiscal quarter ended January 31, 2001, and subsequent thereto, we have taken significant action to reduce and contain our operating costs and expenses.

RESTRUCTURING OF OPERATIONS AND REVISION OF THE STRATEGIC BUSINESS PLAN:

      The Company is restructuring its operations and has revised its strategic plan in order to become cash flow positive and achieve profitability in fiscal year 2002. The Company has identified costs associated with the restructuring during the three months ended April 30, 2001. The cost of these items is approximately $476,500 or 27.3% of the total costs and expenses of the three month period ended April 30, 2001. The discussion below further explain these restructuring costs.

      Net revenues were $852,765 for the three months ended April 30, 2001, which represents a decrease of 41% when compared with the three months ended April 30, 2000. Net revenues were $2,435,990 for the nine months ended April 30, 2001, which represents a decrease of 35% when compared with the nine months ended April 30, 2000. The decrease for both the three and nine month period was due primarily to the loss of AT&T during July 2000, a significant customer of Digital Record & Replay services.

      The cost of revenues, for the quarter ended April 30, 2001 was $297,777 compared to $276,581 for the three months ended April 30, 2000. The cost of revenues, for the nine months ended April 30, 2001 was $657,895 compared to $442,737 for the nine months ended April 30, 2000. The increase of $215,158 for the nine months ended April 30, 2001 is mainly due to increased telecommunication costs associated with the cost of establishing services at Internet Data Centers.

      Salaries and wages increased from $513,981 to $589,372 for the three months ended April 30, 2001, compared with the three months ended April 30, 2000. The increase of $75,391 for the third quarter is a result of increased staff for Paragon of $75,391. The salaries and wages for the nine months ended April 30, 2001 was $2,768,212 compared to $1,367,626 for the nine months ended April 30, 2000. The increase of $1,400,586 for the nine months ended April 30, 2001 is mainly due to additional staff and associated costs incurred to provide the Information Technology and Professional Services departments skills and experience needed to meet and support the requirements of anticipated new customers. These new customers did not materialize as projected. As a result of this, management has reduced staff levels.

      General and administrative expense decreased from $417,304 to $137,668 for the three months ended April 30, 2001, compared with the three months ended April 30, 2000. The decrease of $279,636 for the third quarter is a result of the cost reduction and containment measures put in place by management at the end of last quarter and subsequent thereto. The general and administrative expense for the nine months ended April 30, 2001 was $1,422,318 compared to $933,652 for the nine months ended April 30, 2000.

      Sales and marketing expense decreased from $116,213 to $69,886 for the three month period ended April 30, 2001, compared with the three months ended April 30, 2000. The decrease of $46,327 for the third quarter is a result of the cost reduction and containment measures put in place by management at the end of last quarter and subsequent thereto. The sales and marketing expense for the nine months ended April 30, 2001 was $425,381 compared to $226,867 for the nine months ended April 30, 2000.

      Depreciation and amortization expense increased from $129,049 to $129,197 for the three month period ended April 30, 2001 compared with the three months ended April 30, 2000. The depreciation and amortization for the nine months ended April 30, 2001 was $436,757 compared to $270,908 for the nine months ended April 30, 2000. The increase in expense for the nine month period ended April 30, 2001 of

$165,849 is made up of two parts (1) Interactive Telesis increased depreciation expense of $72,009 is a result of additional equipment purchased and leased during the period, and (2) Goodwill amortization (Paragon Acq.)of $93,840.

      The Company is restructuring its operations and has revised its strategic plan in order to become cash flow positive and achieve profitability in fiscal year 2002. Approximately $47,000 of costs incurred during the three months ended April 30, 2001 relate to employee severance pay and consulting fees. Based on the current operations of the Company and the Company’s revision of its future business plan, management has identified costs during the quarter of approximately $429,500 which represent costs associated with idle telecommunication services, facilities, equipment, and costs associated with the depreciation and financing of this idle equipment. Management is currently negotiating with several of its vendors in order to revise its contractual obligations in anticipation of further reducing operating costs in the future by decreasing and eliminating idle facilities and equipment.

      Net loss for the quarter ended April 30, 2001 was $888,834 as compared to a net income of $39,767, for the quarter ended April 30, 2000. Net loss for the nine months ended April 30, 2001 was $4,371,953 as compared to a net income of $425,484, for the nine months ended April 30, 2000. The nine months ended April 30, 2001, net loss reflects the inclusion of the Company’s share of Paragon’s loss which amounted to $288,178 along with the amortization of goodwill of $93,840, associated with the acquisition of Paragon.

      Basic loss per share was $(0.03) for the three months ended April 30, 2001 as compared to basic earnings per share of $0.00 for the three months ended April 30, 2000. Basic loss per share was $(0.14) for the nine months ended April 30, 2001 as compared to basic earnings per share of $0.01 for the nine month ended April 30, 2000. The shares used to compute the diluted net income per share have been excluded as they are anti-dilutive for the weighted average share computation.

      Income taxes have not been provided for in the accompanying financial Statements, due to the net operating loss carry forwards generated in prior years that are available for carry forward against current year income.

LIQUIDITY AND CAPITAL RESOURCES:

      Working capital was $(590,418) at April 30, 2001, a decrease of $3,337,745 from July 31, 2000. The decrease is a result of negative operating results and negative cash flows from operating activities for the nine month period ended April 30, 2001.

      Management believes the combination of its reductions in staff, administration and operating costs and other cost controls it has put into place will greatly reduce expenses until it can generate additional revenues.

IMPACT OF INFLATION:

      The Company does not believe inflation has had a significant effect on its operations.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company has resolved without admission of liability a lawsuit brought against it in fiscal 1999 in the Superior Court of Los Angeles, California, by a former consultant claiming compensatory and punitive damages in excess of $2,000,000 for, among other things, alleged wrongful termination and breach of contract. On January 7, 2001, the Company settled this litigation by agreeing to pay $550,000 as follows: One payment of $150,000 issued at settlement(277,776 restricted shares),five payments of $30,000 on January 8, 2001 and on the first day of each succeeding four (4) months and eight quarterly increments of $31,250 each, commencing July 1, 2001. The payments are to be made in the Company’s common stock valued at the market price on the date of issuance. The Company will not pay any cash in settlement of this litigation.

      The Company has also resolved by private mediation before Hon. Herbert Hoffman, Retired, a claim brought by a former consultant/officer, alleging breach of contract regarding the issuance of certain options under the 1996 Plan. On December 1, 2000, the Company resolved this claim (pre-litigation) by its agreement to pay for the former consultant/officer’s exercise of his options as they became vested to purchase 120,000 shares of the Company’s common stock at a price of $0.78 per share, and to pay the former consultant/officer $25,000 in five equal quarterly installments, commencing December 31, 2000.

ITEM 2.   CHANGES IN SECURITIES

      The Company made the following changes in Securities for the nine months ended April 30, 2001:

      On April 16, 2001, the Company sold for $250,000 a total 50,000 shares of Series B, Preferred Stock to BH Capital Investments, LP (25,000 shares) and Excalibur Limited Partnership (25,000 shares) and issued a warrant to purchase 15,000 shares of Series B Preferred Stock for a price of $5.50 to each of the investors. In this transaction, the Company issued to two finders warrants for the purchase of a total of 5,000 shares of common stack at a price of $.60 per share. The Company agreed to file, at its expense, a registration statement covering the resale of the common stock issuable in connection with the Series B Preferred Stock. This issuance was made in reliance on the exemption from registration under the 1933 Act contained in Regulations and Rule 4(2) thereof.

      On April 16, 2001, the Company borrowed an additional $250,000 from H&QGF under the November 21, 2000 secured loan agreement, as amended. This issuance was made in reliance on the exemption from registration under the 1933 Act contained in Regulations and Rule 4(2) thereof.

      During the three month period ended April 30, 2001, the Company issued 725,073 shares of common stock as follows.

      During the three month period ended April 30, 2001, the Company issued 183,023 additional shares of its common stock in accordance with the settlement agreement of the lawsuit with a former consultant. In issuing these shares, the Company relied on the exemption from registration under the Securities Act of 1933 (the “1933 Act”) set forth in Section 3(a)(9) hereof.

      During the three month period ended April 30, 2001, 30,000 shares of common stock were issued to employees and or consultant of the Company via exercise of outstanding stock options.

      During the three month period ended April 30, 2001, the Company issued 474,550 shares of common stock to BH Capital Investments, LP (237,275 shares) and Excalibur Limited Partnership (237,275 shares). The shares were issued pursuant to repricing rights under the Company’s June 12, 2000 Securities Purchase Agreement with the issuees. Please refer to the SEC Form SB-2/A filed October 4, 2000 for more information on the Securities Purchase Agreement.

      During the three month period ended April 30, 2001, the Company issued 37,500 shares of common stock to two finders (each received 18,750 shares). The shares were issued pursuant to finders fees under the Company’s June 12, 2000 Securities Purchase Agreement with the issuees. Please refer to the SEC Form SB-2/A filed October 4, 2000 for more information on the Securities Purchase Agreement.

      The Company issued 2,000 additional options under the 1996 Stock Option Plan to employees during the third quarter of fiscal year 2001.

      During the three month period ended January 31, 2001, the Company issued 484,561 shares of common stock as follows.

      January 7, 2001, the Company issued 343,987 shares of its common stock in the settlement of a lawsuit with a former consultant. In issuing these shares, the Company relied on the exemption from registration under the Securities Act of 1933 (the “1933 Act”) set forth in Section 3(a)(9) hereof.

      December 1, 2000, the Company issued options for the purchase of up to 50,000 shares of the Company’s common stock at a price of $.78 per share in the settlement of a lawsuit with a former consultant. In issuing these options, the Company relied on the exemption from registration under the 1933 Act under Section 4(2) thereof.

      November 21, 2000, the Company entered into a convertible secured loan agreement with Hambrecht & Quist Guaranty Finance, LLC (“H&QGF”), a privately held investment capital company, whereby H&QGF agreed to loan the Company $1.15 million. The loan is convertible at the election of H&QGF up to 1,045,455 shares of the Company’s Series A Preferred Stock. The loan is being funded in three traunches, the first was funded on November 21, 2000 and the remaining $500,000 was funded on April 16, 2001 ($250,000) and May 16, 2001 ($250,000)upon the effective date of a registration statement covering H&QGF’s resale of the common stock issuable upon conversion of the Series A Preferred Stock. On November 21, 2000, the Company also issued H&QGF a warrant in consideration for $3,947. The Warrant provides for the purchase of 394,737 shares of the Company’s Series A Preferred Stock at a price of $1.52 per share until November 20, 2007. For the issuance of these securities, the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof.

      November 6, 2000, the Company issued 8,574 shares of common stock to BH Capital Investments, LP (4,287 shares) and Excalibur Limited Partnership (4,287 shares). The shares were issued pursuant to repricing rights under the Company’s June 12, 2000 Securities Purchase Agreement with the issuees. Please refer to the SEC Form SB-2/A filed October 4, 2000 for more information on the Securities Purchase Agreement.

      During the quarter ended January 31, 2001, 132,000 shares of common stock were issued to employees and or consultant of the Company via exercise of outstanding stock options.

      The Company issued 284,750 additional options under the 1996 Stock Option Plan to employees during the second quarter of fiscal year 2001.

      During the three month period ended October 31, 2000, the Company issued 18,900 shares of common stock as follows.

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

      The Company issued 225,000 additional options under the 1996 Stock Option Plan to employees during the first quarter of fiscal year 2001.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

CHANGES IN OUR OFFICERS AND DIRECTORS

      Effective April 16, 2001, Messrs. Donald Cameron, Kenneth Ravazzolo and Robert Wilson resigned as directors of the Company, and Mr. Cameron resigned as the Company’s Chief Executive Officer and President. Upon effectiveness of these resignations, Mr. Schachter and Ms. Mersky became directors of the Company. One of the Company’s five directorships is currently vacant. Mr. Cameron remains as an employee of the Company pending finalization of his employment severance terms by the new Board. The Board has directed the Company’s officers to commence a search for a successor to Mr. Cameron as Chief Executive Officer of the Company.

      Mr. Schachter is a consultant to the Company providing business strategy and implementation services and is acting Chief Executive Officer of the Company pending the Company’s hiring a permanent employee to fill that position. Until 2000, he served as President of Think Interactive, a business and brand strategy consulting company he founded in 1997. After that company merged with U.S. Interactive in 2000, Mr. Schachter continued his consulting duties at U.S. Interactive for a 6-month transition period. Prior to founding Think Interactive, Mr. Schachter worked for Chiat/Day Advertising. Mr. Schachter received his BA and MBA from York University, Toronto, Ontario, Canada.

      Ms. Mersky serves as Senior Director, Client Services for the The Synapse Group, of Burlington, Ontario. Prior to joining the The Synapse Group in 1991, Ms. Mersky had served as project manager at Science and Medicine Canada since 1988. Ms. Mersky holds a Bsc.AAM degree from the University of Toronto and a degree in visual communications from the Alberta College of Art.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      A.      EXHIBITS — 27 Financial Data Schedule — NO LONGER REQUIRED

      B.      REPORTS ON FORM 8-K — On 12/29/99 the Company filed a report Form 8-K and on 2/29/00 filed an amendment to the report Form 8-K which announced the acquisition of Paragon Voice Systems.

INTERACTIVE TELESIS, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE TELESIS, INC.
(A Delaware Corporation)
(Registrant)

By: /s/ Andrew Schachter

Andrew Schachter
CEO

Date: June 14, 2001