Form 10KSB
period 2001-07-31
INTERACTIVE TELESIS INC
filed 2001-10-26
CIK 1027377

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

/x/	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2001
/ /	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-28215

Interactive Telesis Inc.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0649915 (I.R.S. Employer Identification No.)
12636 High Bluff Drive, Suite 200 San Diego, California (Address of principal executive offices)	92130 (Zip Code)

Issuer's telephone number, including area code:	Voice 858 523-4000, Fax 858 523-4001

Copies to:
Bruce J. Rushall, Esq.
RUSHALL & McGEEVER
1903 Wright Place, Suite 250
Carlsbad, CA 92008
760 438-6855

    Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 par value	Name of Exchange on Which Registered OTC Bulletin Board

    Securities registered pursuant to Section 12(g) of the Act:

    Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Revenues for the issuer's most recent fiscal year: $3,330,440

    On September 28, 2001 the aggregate market value of the Common equity held by non-affiliates (based upon the average of bid and asked price as of September 28, 2001) was $7,708,330.

    As of September 28, 2001 the Issuer has 33,514,480 Outstanding Shares of Common Stock, $0.001 par value.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

Part I

Item 1. Description of Business

Introduction

    Interactive Telesis Inc. (also referred to as the "Company" or "we") is a leading provider of specialized interactive voice response (IVR) services and in the deployment of automated speech recognition (ASR) technologies and speech-enabled hosting services. Interactive Telesis presents very compelling solutions for companies desiring to leverage the benefits of speech recognition without the high cost of ownership responsibilities, capital outlay and internal IT staff requirements. We also own a controlling interest in Paragon Voice Systems, a San Diego based developer and value-added reseller of computer telephony solutions in the emerging technology field of ASR services. Jointly with Paragon, we develop and deploy advanced speech recognition solutions for corporate customers.

    The Company was formed under the laws of the province of British Columbia on June 19, 1987, and, on September 23, 1996, the Company's jurisdiction of incorporation was changed to the State of Delaware.

    The Company's principal executive offices are located at 12636 High Bluff Drive, Suite 200, San Diego, California, 92130. Our telephone number is 858-523-4000. Interactive Telesis' Internet website is located at www.interactivetelesis.com.

General Business

    We currently concentrate on IVR/ASR and hosting services, both directly to medium and large corporations, as well as allowing our services to be bundled with our partners' product offerings. We are not a solution-provider—that is, we do not develop IVR solutions for a fee and then install them at the customer's site. Rather, we host all applications and provide all of our services through our own software and hardware systems located at our facilities. In some cases, in order to reduce telecommunication costs, we install our equipment at a customer's location, which we remotely monitor and manage and it remains our property. Our systems consist of industry standard hardware and a combination of off-the-shelf and proprietary software. The systems are modular and can be scaled to accommodate very large applications.

Principal Products or Services

INVESTORREACH™

    InvestorREACH™ is an automated shareholder communication service which allows customer public companies to provide a toll-free telephone number which they advertise to their investors. Investors calling the number hear a personalized greeting from the customer company, and may select from a menu of options, which may include:

  •
  Stock quote (high, low, volume)

  •
  News releases (voice and fax)

  •
  Financial statements (quarterly, annual, and management discussion)

  •
  Request information material to be mailed

  •
  Be transferred to the investor relations department or transfer agent of the public corporation.

    We also provide mail fulfillment services. We charge a monthly service fee, a per-minute usage fee for voice, fax, and call transfer, and transactional fees for mail fulfillment services.

    The range of our fees for the services are:

Service Fee	$300 to $500 per month
Per-minute IVR Usage	$0.24 to $0.35 U.S. ($0.39 to $0.65 Canada)
Mail Fulfillment	$2.35 - $2.50 fee plus a pass-through on first-class postage.

    We determine the exact fees charged for each contract through negotiations with the customer. Factors we consider when determining fees include the financial and segment strength of the customer, scope of service, volume of usage and set-up costs.

    We offer InvestorREACH™ on a month-to-month basis, with no set-up fee, no long-term contract, and no termination fees.

    We currently have 29 InvestorREACH-TM-customers in various industries. Our customers in fiscal year 2001 included Wells Fargo, Nike, Yahoo!, National Fuel Gas, Aon Corporation and Global Crossing Corporation.

    Revenues for the fiscal year ended July 31, 2001 derived from our largest InvestorREACH™ customers were as follows:

CUSTOMER	FISCAL YEAR 2001 REVENUE
National Fuel Gas	$13,128
AON Corporation	$19,033
Global Crossing	$25,456
Wells Fargo	$45,445
Yahoo!	$72,697

DIGITAL RECORD AND REPLAY SERVICES

    In November, 1997, we began providing digital record and replay services to the teleconference industry. The service allows teleconference providers to digitally record teleconferences they conduct on behalf of their customers. These calls are then made available for immediate replay by end users using a touch-tone telephone. The system is 100% automated (except where special editing is requested) and is customer-branded such that end users are not aware the service has been outsourced to us. We invoice the teleconferencing company monthly, based on per-minute replay usage. We complement the telephonic replay with Internet replay capability, allowing end users to access sound files from a site hosted on behalf of the teleconference provider or by the customer.

    We currently provide these services to one teleconferencing provider, Global Crossing, as well as directly to other corporate customers for internal use.

    We provide services to Global Crossing pursuant to a contract dated September 15, 1999, as extended on November 7, 2000. These services include digital recording and automated replay of the customer's teleconference calls originating from its Westminster, Colorado and Canadian operations. Under this contract, payments are due to us for services provided at the stated rates within 45 days of the date billed. This contract may be terminated at any time upon notice by either party.

AUTOMATED SPEECH RECOGNITION SERVICES

    Our current priority is the development and deployment of services using ASR technology and speech-enabled hosting capabilities. ASR technology essentially allows computers to understand the human voice and respond to voice commands. Management expects applications based on this technology, as developed, will not only replace current IVR applications but also will dramatically expand the market for these applications as they extend beyond those which can be supported by current IVR technology. Our goal is to be a leading edge provider of ASR hosting applications. We believe a potentially great market exists for these services.

    To pursue this goal, we have acquired a controlling interest in Paragon which is a reseller of speech recognition software and application building blocks for ASR technology as a part of its integrated solutions for various corporate customers. Management believes its ownership of Paragon enhances our development, integration and support capabilities for ASR applications through opportunities for joint and symbiotic activities with Paragon. These activities will initially focus on the development and deployment of ASR solutions for our corporate customers. If successful, our relationship with Paragon should position our Company as one of the premier hosting providers for complex ASR applications.

    We began marketing of our ASR hosting services in late 2000. Our principal strategy for market penetration and acceptance is to concentrate on potential customers who we believe can best use and benefit from the advantages of ASR hosting capabilities. Under this strategy, we are willing to service these customers on a short term, limited use basis. Our strategy emphasizes the demonstration of the advantages and cost effectiveness of our ASR hosting services, rather than the immediate generation of revenue or profits. Currently, we are providing and/or have reached an agreement to provide our ASR-based services to most of our customers on this basis, with the expectation that many of them will expand their use of our ASR services and generate additional revenues for us in fiscal year 2002.

AUTOMATED SURVEYS

    We have developed proprietary software applications, which permit surveys to be conducted via IVR on an automated basis without human intervention. Surveys can be linear or branching and responses can be multiple choice or voice-recorded. We have registered the service mark TeleSurvey-SM- in conjunction with this service.

    Our initial sales and marketing efforts for these services are focused on the prepaid phone card market in the United States. We have partnered with approximately 17 issuers of prepaid phone cards to add the survey capability as a value-added option to their prepaid offering, thus enhancing their value proposition to their customers.

    The service involves a user of a prepaid phone card being routed to our IVR system at the time of activation (only) of the prepaid phone card for a 3-5-question survey. At the conclusion of the survey, the customer is returned to the customer's prepaid telecommunication platform to dial their outgoing telephone call.

    Upon securing reselling relationships with these partners, we structured a Channel Partner Program to support the sales and marketing efforts of our partners with a view to increasing revenue from this sector.

ENHANCED SERVICES

    We have developed proprietary software, which provides the following customized IVR functionality:

  •
  Message recording

  •
  Record and replay message (telephone)

  •
  Internet message replay

  •
  Fax-on-demand

  •
  Automated call transfer

  •
  Dealer locator

  •
  Caller surveys

  •
  Credit card transactions

  •
  Broadcast fax

  •
  Broadcast e-mail

    We have created applications, and are continuing to pursue additional opportunities utilizing this functionality, including Third Party Verification (TPV) and contests/sweepstakes applications.

Sales, Marketing and Customer Service

    We have a sales force of six individuals targeting customers in specific industry sectors (e.g., telecommunications, speech technology voice portals, and managed computer services). Sales strategies include telemarketing, face-to-face meetings, presentations, and providing free demonstrations.

    In speech technology and managed services, the purpose is to leverage the existing sales forces of the partners in selling our services bundled with the partner's offering.

Subsidiaries

    We own 56.67% of Paragon Voice Systems, a California corporation. In August 2000, we formed Voconex, (formerly VoiceVault, Inc.), a California corporation, as our wholly owned subsidiary which is currently inactive.

Competition

    The Company is aware of numerous companies in the United States and Canada who have IVR capability. In most instances, these competitors use IVR functionality to supplement live-agent call center services. The Company does not offer any live-agent services and wherever these services are required as a complement to the Company's IVR services, the Company out-sources the live-agent services to one of several call centers with which the Company has partnered.

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

Business Concentration

    A majority of the Company's revenues to date has been generated by record and replay services. One customer accounted for 68% and three customers accounted for 83% of the Company's revenue for the years ended July 31, 2001 and 2000, respectively. All of the Company's contracts are terminable upon notice by either party. Effective July 12, 2000, AT&T, one of our largest customers, stopped using our record and replay services.

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

    The Company has applied for the following service marks:

  •
  InvestorREACH(TM)

  •
  MarketREACH

  •
  TeleSurvey

  •
  VoiceVault

  •
  Voconex

  •
  The Voice of Experience

Governmental Regulation

    We are not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. We do not provide customer information to third parties and, therefore, do not anticipate any current or proposed legislation relating to online privacy to directly affect our activities to a material extent.

    We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

    In addition, it is uncertain what impact government regulation may have on telecommunication providers on which our business depends. Future government regulation may have an adverse affect on our cost of doing business.

Employees

    We currently have nineteen full-time employees. In addition, Paragon Voice Systems has five full-time employees. Six of our employees are in management; three are in accounting, six are in sales, marketing, customer service, and the remainder are in technical application, support and development. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. Our employees are not represented by a union. We believe that our relations with our employees is good. We do not currently have any key-man life insurance on any of our employees, directors, or executive officers.

    We have no written or oral contracts for employment with any of our employees, directors, or executive officers.

Risk Considerations with our Company and Business

    The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement in this report. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

RISKS RELATED TO THE COMPANY'S BUSINESS

    WE HAVE A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE. We have incurred significant net losses under our current plan of business. Through our fiscal year ended July 31, 2001, we had an accumulated deficit of $14,547,676. There is no assurance that our revenues will grow or that we will obtain profitability in the future. Our ability to increase revenue and obtain profitability will be affected by other risks and uncertainties described below, most of which are outside of our control.

    OUR CURRENT BUSINESS IS DEPENDENT UPON A SMALL NUMBER OF CUSTOMERS WHO ACCOUNT FOR MOST OF OUR REVENUES. Historically, we have relied on a small number of customers for most of our revenues and earnings.

    THE LOSS OF ONE OR MORE OF THESE CUSTOMERS AND OUR INABILITY TO REPLACE THEM COULD MATERIALLY ADVERSELY AFFECT OUR SHORT-TERM PROFITABILITY. For example, AT&T stopped using our record and replay services in July 2000. AT&T represented 38% and 47% of our revenues for the years ended July 31, 2000 and 1999, respectively. To date, we have not fully replaced this customer.

    WE MAY NEED ADDITIONAL FINANCING. If our restructuring plan and business operations do not proceed as currently anticipated, we will need additional capital to fully implement our business plan through the first half of our fiscal year 2002. We cannot assure you that additional capital will be available when and if we need it; and, if not available, we may not be able to conduct effectively or even continue our business operations.

    OUR CURRENT BUSINESS DEPENDS ON SKILLED AND EXPERIENCED EMPLOYEES. We have no long-term contracts with our key employees. Competition for skilled and experienced software programmers and supporting skills in our geographic region is intense and we may not be able to hire or retain key employees as needed. If we are unable to hire, train and manage new skilled and experienced employees as needed, we would be unable to support our planned growth and future operations.

    REVENUES FROM PORTIONS OF OUR BUSINESS MAY FLUCTUATE THROUGHOUT OUR FISCAL YEAR. For example, our Digital Record & Replay services may be utilized mostly during the quarterly earnings season, which is typically held by calendar-year companies during the months of January, April, July and October.

    WE RELY SIGNIFICANTLY ON THE SERVICES AND FACILITIES OF THIRD PARTIES. Our operations depend to a significant degree on a number of other third parties, including telecommunication service providers. We have no effective control over these third parties. From time to time, we could experience temporary interruptions in our telecommunications access. Continuous or prolonged interruptions in our telecommunications access would have a material adverse affect on our business, financial condition, and results of operations. Our agreements with our telecommunications providers place certain limits on our ability to obtain damages from the service providers for failure to maintain services to our facilities.

    WE DO NOT BELIEVE SUBSTANTIAL BARRIERS EXIST TO THE ENTRY BY OTHER COMPANIES INTO ONE OR MORE OF THE SERVICES WE PROVIDE. Accordingly, we could, in the future, encounter significant competition for our services from one or more competitors which have significantly greater technical and/or financial resources than us.

    WE HAVE A LIMITED OPERATING HISTORY. We began our current business in 1994 and remain dependent upon a limited variety of services and small number of significant customers. We intend to expand our IVR/ASR services and our customer base but there is no assurance that our long-term operating strategies for the sales of our IVR/ASR hosting services in selected markets will be successful.

    WE DO NOT HAVE COPYRIGHT OR PATENT PROTECTION FOR OUR PROPRIETARY SOFTWARE SYSTEMS. We do not consider our service mark or trade secrets to be material to our financial results and/or results of operations.

    MANY OF OUR CUSTOMERS HAVE GREATER TECHNICAL AND FINANCIAL RESOURCES THAN WE DO. Should they deem it advisable and economically feasible, our major customers could choose to internally provide the services they contract us to provide. Accordingly, there is no assurance that in the future one or more of our major customers may not provide internally services which it now purchases from us.

    IF WE ARE UNABLE TO DEVELOP NEW SERVICES OR EXPAND FEATURES OF EXISTING SERVICES, WE MAY NOT BE ABLE TO EXPAND OUR OPERATIONS. We must continually explore additional areas and services which we may offer to our customers. Our inability to manage our growth could harm our business. Also, if we are unable to continually improve our ability to deliver services to customers, we may not be able to accommodate the increasing level of use or expanding needs of our customer base.

    OUR BUSINESS IS SUBJECT TO CHANGES IN THE COMPUTER AND TELECOMMUNICATION INDUSTRIES WHICH ARE OCCURRING AT A RAPID RATE. It is possible that future changes in these industries could significantly change the demand for our services and/or the means by which we provide our services. Our failure to adapt to such changes could adversely affect our volume or cause our services to become obsolete.

RISKS RELATED TO AN INVESTMENT IN THE COMPANY'S COMMON STOCK

    THERE ARE DILUTIVE EFFECTS FROM OUR OUTSTANDING REPRICING RIGHTS. We issued repricing rights for 905,797 shares of our common stock previously purchased by BH Capital and Excalibur which require us to issue additional shares to the extent the average market price at the time that these investors sell these shares is less than $3.04 per share. Also, anti-dilution rights in our agreement relating to these shares entitle BH Capital and Excalibur to receive additional shares of our common stock if, before they sell these shares, we issue any additional shares at a lower price than the $2.76 per share these investors paid for their shares. The issuance of these additional shares could materially reduce our net income per share, if any, in future periods and could materially and adversely affect the market price for our common stock. Moreover, the more shares these investors become entitled to receive pursuant to their repricing rights or under their anti-dilution rights, the more influence and control they could exert over the Company. Our agreement with BH Capital and Excalibur limits their ownership of our common stock to no more than 9.9% at any given time.

    POTENTIAL LACK OF LIQUIDITY IN OUR COMMON STOCK DUE TO PENNY STOCK REGULATIONS. Because our common stock trades below $5.00 per share, we are subject to the Securities Enforcement and Penny Stock Reform Act of 1990 (the "Penny Stock Rules"). The Penny Stock Rules adversely affect the market liquidity for our common stock because broker-dealers trading in Penny Stocks must, among other things, provide customers with a risk disclosure statement setting forth certain specified information prior to a purchase transaction; disclose to the customer inside bid quotation and outside offer quotation for this Penny Stock, or, in a principal transaction, the broker-dealer's offer price for the Penny Stock; disclose the aggregate amount of any compensation the broker-dealer receives in the transaction; disclose the aggregate amount of the cash compensation that any associated person of the broker-dealer, who is a natural person, will receive in connection with the transaction; deliver to the customer after the transaction certain information concerning determination of the price and market trading activity of the Penny Stock. Also, prior to the transaction, the broker- dealer must approve the customer's account for transactions in Penny Stocks and receive from the customer a written agreement to the transaction setting forth the identity and quantity of the Penny Stock to be purchased. Also, under the Penny Stock Rules, broker-dealers must provide monthly account statements to customers which include the above-disclosures regarding penny stock investments. These requirements make it more difficult administratively for broker-dealers to buy and sell our stock on behalf of their customers. Consequently, the Penny Stock Rules affect the ability of our shareholders to sell the Company's shares in the secondary market.

    WE EXPECT THE TRADING PRICE OF OUR STOCK TO REMAIN HIGHLY VOLATILE. The trading price for our stock has in the past fluctuated significantly and is expected to continue to fluctuate primarily because of the number of shares outstanding, the low trading price of the stock, developments in our business, including announcements of technological innovations, fluctuations in customer orders, customer cancellations, the introduction of new products by our competitors, service problems and/or quarterly variations in the actual or anticipated results of our operations. Also, the over-the-counter market in which our stock trades has historically experienced extreme price and volume volatility, which has particularly affected market prices of technology company stock. This volatility has often been unrelated to the operating performance of the companies. Broad market volatility may adversely affect the market and price of our stock.

    THERE ARE POTENTIAL DILUTIVE EFFECTS FROM OUR OUTSTANDING CONVERTIBLE LOAN. Our common stock issued to Hambrecht & Quist Guaranty Finance, LLC ("H&QGF") by reason of its conversion of its convertible loan, as well as common stock we may issue a result of the payment of interest and principal-in-kind payments on the convertible loan, could have a dilutive impact on our stockholders with the same potential results as shares issued by reason of the repricing rights and anti-dilution provisions discussed above.

    SHORT SELLING BY THE HOLDERS OF OUR REPRICING RIGHTS MIGHT NEGATIVELY AFFECT OUR STOCK PRICE. Each of the investors holding the repricing rights has agreed that until such time that it no longer owns any unexercised repricing rights, they will not sell short, directly or indirectly through any affiliate, any shares of our common stock, except during the ten trading days preceding any exercise date with respect to the exercise of repricing rights by the investors. Although the circumstances under which these investors can effect short sales of our common stock are limited, any such sales made by these investors or by other parties could, if done in sufficient quantities, significantly depress the trading price of our common stock. Moreover, given the relatively low trading volume for our common stock, a short sale of a relatively small block of shares could have significantly more impact than such a sale would have on a more established public company with a higher trading volume. As a result, our net income per share could be materially decreased, or net loss per share materially decreased, in future periods and the market price of our common stock could be materially and adversely affected.

    SOME OF THE PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT A CHANGE IN CONTROL OF THE COMPANY. Some of the provisions of our Certificate of Incorporation, our bylaws and the Delaware General Corporation Law could make it more difficult for a party to acquire us, even if a change in control would be beneficial to our stockholders. See "Description of Capital Stock" for more information on our charter provisions and the Delaware General Corporation Law. These provisions include:

  •
  authorizing the issuance of up to 25 million shares of "Blank Check" preferred stock, which can be issued by the Board without the prior approval of our stockholders;

  •
  prohibiting stockholder action by written consent;

  •
  Section 203 of the Delaware General Corporation Law.

    WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK AND HAVE NO PLANS TO DO SO. We intend to retain any earnings to finance growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Accordingly, our shareholders will need to look for appreciation in the market price of our stock, if any, for a return on their investment.

    OUR MANAGEMENT HAS BROAD DISCRETION OVER ESTABLISHING AND IMPLEMENTING OUR OPERATIONAL STRATEGIES AND GOALS. Our management may devise, modify, abandon or implement operating strategies at any time within their discretion without a vote of our shareholders. Accordingly, investors must depend on our management's experience and judgment in making critical decisions affecting our business and operating results.

Additional Information

    The Company is an electronic filer with the Securities and Exchange Commission (SEC). The SEC maintains an EDGAR website, www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company's filings. In addition the Company's website, www.intelesis.com provides access to the SEC filings under the Investor Relations section. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room. To obtain information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

Item 2. Description of Property

    We lease our principal executive offices, which consist of approximately 13,686 square feet. This facility is leased on a long-term lease (see leases). On May 25, 2001 we subleased our entire 13,686 square foot facility to Packet Machine, Inc. at the same rental rate we pay under our lease for that space. Concurrently, we subleased back from Packet Machine, Inc. approximately 7,000 square feet of that space. We also lease 1,500 square feet of computer facility space at 10180 Telesis Court, San Diego, California.

    In addition, we leased approximately 5,063 square feet of office space at our former executive offices at 535 Encinitas Blvd., Suite 116, Encinitas, California 92024. This lease expired in August 2001. We subleased these facilities to Cardio-Now on a sub-lease which expired in August 2001.

    The executive offices for Paragon Voice Systems are co-located with Interactive Telesis Inc. at 12636 High Bluff Drive, Suite 200, San Diego, California 92130. Paragon's telephone number is 858-259-0071. Paragon's Internet website is located at www.paravoice.com.

Item 3. Legal Proceedings

    We resolved without admission of liability a lawsuit brought against us in fiscal 1999 in the Superior Court of Los Angeles, California, by a former consultant claiming compensatory and punitive damages in excess of $2,000,000 for, among other things, alleged wrongful termination and breach of contract. On January 7, 2001, we settled this litigation by agreeing to a non-cash payment of $550,000 in common stock as follows: One payment of $150,000 issued at settlement(277,776 restricted shares),five payments of $30,000 on January 8, 2001 and on the first day of each succeeding four (4) months and eight quarterly increments of $31,250 each, commencing July 1, 2001. The payments are to be made in the Company's common stock valued at the market price on the date of issuance. We will not pay any cash in settlement of this litigation.

    We have also resolved by private mediation before Hon. Herbert Hoffman, Retired, a claim brought by a former consultant/officer, alleging breach of contract regarding the issuance of certain options under the 1996 Plan. On December 1, 2000, we resolved this claim (pre-litigation) by agreement to pay for the former consultant/officer's exercise of his options as they became vested to purchase 100,000 shares of the Company's common stock at a price of $0.35 per share, 50,000 shares of common stock at $0.78 per share and an additional $25,000 in five equal quarterly installments of $5,000, commencing December 31, 2000.

    The Company is a defendant in a lawsuit brought by a vendor claiming that the Company is in breach of three (3) of its equipment leases. Damages of approximately $188,000 have been filed against the Company. Management is unable to determine the likelihood of the outcome and has included such amounts in its restructuring reserve.

Item 4. Submission of Matters to a Vote of Stockholders

    Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our Stock Trading Symbol is: "TSIS"

    Our Common Stock is traded on the OTC Bulletin Board.

    On October 8, 1996, the Company's shares were posted for trading on the OTC Bulletin Board. Effective October 4,1996, the Company conducted a one-for-seven share consolidation and commenced trading under the ticker symbol "TSIS".

    At September 28, 2001, we had approximately 760 shareholders of record.

    We have not declared a dividend on our common stock and we do not expect to declare a cash dividend on our common stock in the near future.

Stock Prices

    The following table shows the high, low and average closing sales prices per share of our common stock as reported for the OTC Bulletin Board Market for each fiscal quarter since the calendar quarter ending October 31, 1999.

	High	Low	Close	Average Trading Volume per Quarter
FISCAL YEAR 2001
First Quarter (8/1/2000 - 10/31/2000)	$1.59	$0.93	$1.25	103,100
Second Quarter (11/1/2000 - 1/31/2001)	$1.31	$0.34	$0.81	113,500
Third Quarter (2/1/2001 - 4/30/2001)	$0.61	$0.34	$0.42	60,400
Fourth Quarter (5/1/01 - 7/31/01)	$0.36	$0.23	$0.28	54,600
FISCAL YEAR 2000
First Quarter (8/1/99 - 10/31/99)	$0.39	$0.31	$0.31	77,633
Second Quarter (11/1/99 - 1/31/00)	$3.69	$0.27	$0.75	434,666
Third Quarter (2/1/00 - 4/30/00)	$5.06	$1.50	$2.97	454,000
Fourth Quarter (5/1/00 - 7/31/00)	$3.00	$2.19	$2.50	89,433

The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Recent sales of unregistered securities.

The Company made the following changes in Securities after July 31, 2001:

    On August 31, 2001, the Company sold to Charles Delle Donne for $125,000, 62,500 shares of series C, Preferred Stock for a purchase price of $2.00 per share and a warrant to purchase 18,750 shares of Series C Preferred Stock for a price of $2.20 per share.

    On October 15, 2001, the Company sold to Charles Delle Donne for $175,000, 87,500 shares of series C, Preferred Stock for a purchase price of $2.00 per share and a warrant to purchase 77,750 shares of Series C Preferred Stock for a price of $2.20 per share.

    The series C, Preferred Stock is convertible at the rate of one share of series C Preferred Stock to ten shares of Common Stock.

    The Company agreed to file, at its expense, a registration statement covering the resale of the common stock issuable in connection with the Series C Preferred Stock. For both issuances, the Company relies on the exemption from registration under the 1933 Act contained in Regulations and Rule 4(2) thereof. No commissions or finders' fees were paid in connection with these sales.

Item 6A. Selected Financial Data

Interactive Telesis, Inc. and Subsidiary
(in thousands of dollars except per share amount)

	2001	2000(a)	1999	1998
Net Sales	3,330	4,832	3,022	1,102
Income (loss) from continuing operations	(6,080)	(132)	322	(677)
Income (loss) per share-continuing operations	(0.19)	0.00	0.01	(0.03)
Total Assets	2,324	5,249	1,943	1,160
Long term debt	1,592	551	292	76

(a)
Includes revenue and related expenses associated with the acquisition of Paragon Voice Systems in December 1999.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

INTRODUCTION

Business

    Interactive Telesis Inc. (also referred to as the "Company" or "we") is a leading provider of specialized interactive voice response (IVR) services and in the deployment of automated speech recognition (ASR) technologies and speech-enabled hosting services. Interactive Telesis presents very compelling solutions for companies desiring to leverage the benefits of speech recognition without the high cost of ownership responsibilities, capital outlay and internal IT staff requirements. We also own a controlling interest in Paragon Voice Systems, a San Diego based developer and value-added reseller of computer telephony solutions in the emerging technology field of ASR services. Jointly with Paragon, we develop and deploy advanced speech recognition solutions for corporate customers.

RESULTS OF OPERATIONS

    The development and deployment of services using leading edge speech recognition technologies has been our principal emphasis for fiscal year 2001. During the first six months of fiscal year 2001, previous management expended significant amounts to expand our employee and technological resources in anticipation of customer demand for these services. However, due to uncertainties arising from the slowdown of the U.S. economy, most of our targeted customers for these services have delayed or deferred their decisions to upgrade their interactive voice response and hosting services. As a result, the revenue-generating contracts we anticipated to arise during the fiscal year 2001 failed to materialize.

    The new management team expects some modest revenue generating contracts will be signed during the next two fiscal quarters of 2002. The discussion below emphasizes the increase in our costs and expenses as compared to the same periods last year. During the fiscal quarter ended January 31, 2001, and subsequent thereto, we have taken significant action to reduce and contain our operating costs and expenses.

    The Company is restructuring its operations and has revised its strategic plan in order to become cash flow positive and achieve profitability in fiscal year 2002. The Company has identified costs associated with the restructuring during the fiscal year ended July 31, 2001. The cost of the these items is approximately $1,267,000 or 14.5% of the total costs and expenses of the twelve month period ended July 31, 2001. The discussion below further explains these restructuring costs.

    During the fourth quarter of the year ended July 31, 2001, the Company reviewed the $453,555 remaining value of goodwill relating to the acquisition of the majority ownership of Paragon and determined the full carrying amount of the goodwill to be impaired.

    On a consolidated basis, the Company generated revenue of $3,330,440 and a net loss of $6,079,627 for the year ended July 31, 2001 versus revenue of $4,832,094 and a net loss of $132,221 for the year ended July 31, 2000. The revenue decrease of $1,501,654 was due primarily to the loss of a major customer, AT&T of Digital Record & Replay services.

    Basic earnings per share were $(0.19) for the year ended July 31, 2001 as compared to $0.00 per share for the year ended July 31, 2000.

Cost of Revenue and Major Expenses

Fiscal 2001 versus 2000

    The Company is restructuring its operations and has revised its strategic plan in order to become cash flow positive and achieve profitability in fiscal year 2002.

    Cost of Revenue consists of the expenses associated with providing the telecommunication services based on usage, systems for DS-3's,T-1's, and local loop charges. The cost of revenues for fiscal year 2001 was 26% of revenue compared to 14% of revenue for fiscal year 2000. The increase of $192,519 for the current fiscal year is mainly due to increased telecommunication costs associated with the cost of establishing services at Internet Data Centers.

    Salaries and wages increased 42% from fiscal 2000 to fiscal 2001. The increase of $941,015 for the current fiscal year is mainly due to additional staff and associated costs incurred to provide the Information Technology and Professional Services departments skills and experience needed to meet and support the requirements of anticipated new customers. These new customers did not materialize as anticipated. As a result of this management has reduced staff levels from 58 at the end of the first quarter to 25 at July 31, 2001.

    General and administrative expense increased 49% from fiscal 2000 to fiscal 2001. The increase of $619,462 for the current fiscal year is mainly due to the additional costs incurred to provide the leased facilities and infrastructure necessary to meet and support the requirements of anticipated new customers in fiscal year 2001. These new customers did not materialize as anticipated. As a result of this management has reduced and or contained costs by reducing leased facilities, recruiting, training and consulting fees.

    Sales and marketing expenses decreased during the fiscal year 2001 by 8%. The decrease of $32,634 for the current fiscal year is a result of the cost reduction and containment measures put in place by management at the end of second quarter and subsequent thereto.

    Depreciation and amortization increased 59% from fiscal 2000 to fiscal 2001. The increase of $252,684 for the current fiscal year is result of adding computer and related equipment and amortization of goodwill recorded on the purchase of Paragon Voice Systems of $93,840. The increase in the Company's net property and equipment of approximately $262,496 was financed by way of capital leases secured by the equipment and personally guaranteed by the Company's previous CEO and additional capital expenditures made by the Company.

    Restructuring costs, the Company has revised its strategic plan in order to become cash flow positive and achieve profitability in fiscal year 2002. Based on the current operations of the Company and the Company's revision of its future business plan management has identified costs during the fiscal year of approximately $1,267,000. This amount represent costs associated with employee severance cost of $53,000, idle telecommunication services cost of $272,000, idle facilities cost of $148,000, the voluntary surrender of idle leased equipment cost of $629,000, and costs associated with the depreciation of $122,000 and financing of $43,000 of this idle equipment.

    Management is continuing to negotiate with several of its vendors in order to revise its contractual obligations in anticipation of further reducing operating costs in the future by decreasing and eliminating unnecessary services or commitments.

    During the fourth quarter of the year ended July 31, 2001, the Company reviewed the $453,555 remaining value of goodwill relating to the acquisition of Paragon. Based on the current operating plans as determined in the fourth quarter and the Company's revision of its future business plan, management determined the full carrying amount of the goodwill to be impaired.

    Legal settlement costs for the year ended July 31, 2001 of $672,000 represents the settlement of two claims. 1.) A former consultant claiming compensatory and punitive damages in excess of $2,000,000 for, among other things, alleged wrongful termination and breach of contract. On January 7, 2001, the Company settled this litigation by agreeing to a non-cash payment of $550,000 in common stock. 2.) A claim brought by a former consultant/officer, alleging breach of contract regarding the issuance of certain options under the 1996 Plan. On December 1, 2000, the Company resolved this claim (pre-litigation) by its agreement to pay for the former consultant/officer's exercise of his options as they became vested to purchase 100,000 shares of the Company's common stock at a price of $0.35 per share, 50,000 shares of common stock at $0.78 per share and an additional $25,000 in five equal quarterly installments of $5,000, commencing December 31, 2000.

    Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry-forward against current and future year(s) income.

Cost of Revenue and Major Expenses

Fiscal 2000 versus 1999

    Cost of Revenue consists of the expenses associated with providing the Tele-communication services based on usage, systems for T-1's, and local loop charges. These costs are a mix of both variable and fixed costs. The cost of revenues for fiscal year 2000 was 8% of revenue (excluding pass-thru revenue and expense of transport costs) compared to 7% of revenue for fiscal year 1999. Transport revenues and costs were a temporary accommodation for a large customer and have been discontinued. The increase of $437,054 for the current fiscal year is made up of three parts: (1) increased costs as a result of increased usage $97,096, (2) Paragon costs $49,810 and (3) transport costs $290,148. Transport costs are pass-thru costs on which the company does not generate any profit but passes its costs onto the customer without markup.

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

    Depreciation and amortization increased 142% during the period as a result of adding computer and related equipment and amortization of goodwill recorded on the purchase of Paragon Voice Systems of $78,195. The increase in the Company's property and equipment of approximately $915,000 was financed by way of 70% capital leases secured by the equipment and personally guaranteed by the Company's CEO and 30% capital expenditures made by the Company. Management is not aware of any trends or events that are expected to have a material impact on the Company's revenue or income from continuing operations, other than those discussed under Item 1. Risks Considerations with our Company regarding the loss of AT&T, one of our largest record and replay customers. Upon successfully securing additional long-term contracts, the Company will be required to increase the size of its IVR systems to support the additional growth. Equipment purchases will be financed through a combination of cash on hand and capital leases on the equipment purchased.

    Litigation contingency expense for the year ended July 31, 2000 of $117,000 represents the settlement, over the previously provided for amounts, of the Madison case for 100,000 shares of our common stock.

    Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry-forward against current and future year(s) income.

Liquidity and Capital Resources

    Net working capital decreased to $(1,446,180) at July 31, 2001. The decrease is a result of negative operating results and negative cash flows from operating activities for the twelve-month period ended July 31, 2001.

    Based on the current contract negotiations and cost reductions and Company-wide restructuring, management believes the Company will generate sufficient revenues and cash flows from operations and obtain funding from other sources to meet its current obligations during the year ending July 31, 2002. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until the Company can achieve sufficient revenues and cash flows.

Forward-Looking Statements

    Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report on Form 10K-SB. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

Future Expectations

    For the fiscal year ending July 31, 2002, the Company is projecting revenue increases, with a corresponding increase in net income from operations (before tax). Achieving growth in both revenues and net operating income will be contingent upon the Company securing additional contracts with existing customers as well as long-term, high-margin contracts with new customers, and there is no certainty that these objectives will be achieved.

    The Company's telecommunication costs at the end of our fiscal year 2001 have been reduced as a result of our cost containment and restructuring efforts.

    As of July 31, 2001, Interactive has net operating loss carry-forwards for both federal and state income tax purposes. Federal and state net operating loss carry-forwards totaling approximately $6,100,000 and $5,500,000, respectively, as of July 31, 2001, begin to expire in 2011. Paragon has federal and state net operating loss carry-forwards totaling approximately $1,300,000 and $1,200,000 respectively as of July 31, 2001, which begin to expire in 2010 and 2001 respectively. Since Paragon does not file a consolidated federal income tax return with Interactive, its operating loss carry-forwards are available to Paragon only and are limited. The amount of Paragon's annual taxable income which can be offset by the net operating loss carry-forwards will be limited to approximately $127,000. To the extent that the Company is able to achieve net operating income in the future, the tax loss carry-forwards will have a significant, positive effect on the Company's after-tax income.

Item 7. Financial Statements and Supplementary Data

    The response to this Item is submitted in Item 13(a) of this report and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants

    None

PART III

Item 9. Directors and Executive Officers

    The following table sets forth information about our directors and executive Officers as of the date filed.

NAME	AGE	POSITION
Charles Delle Donne	58	Director appointed September 24, 2001
Willard Lee McVey (1 & 2)	54	Director appointed October 27, 2000
Cindy J. Mersky	43	Director appointed April 16, 2001
Kenneth G. Ravazzolo	46	President and CEO Paragon Voice Systems
Lisa J. Redman	48	Chief Financial Officer & Secretary appointed September 4, 2001
Andrew Schacther	33	Director appointed April 16, 2001
Albert L. Staerkel (1 & 2)	49	Chairman, President, CEO, & Director appointed November 15, 2000

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

    Mr. Delle Donne was appointed a Director on September 24, 2001. Prior to his retirement in 1999, Mr. Delle Donne served as senior vice president and regional manager of Fidelity Investments since 1980 where he was responsible for business development in the Western region. In addition, he was a senior vice president for Bradford Trust Company from 1972 to 1979. Prior to that, Mr. Delle Donne was a vice president of Citicorp from 1961-1971. Mr. Delle Donne is a current member of the Board of Directors of Fidelity Management Trust Company of California, Metalast International, Inc. and Total Personal Services, Inc. Mr. Delle Donne holds a B.S. degree from St. Peter's College in New Jersey and completed graduate studies at UCLA Graduate School of Management in 1979.

    Mr. McVey is currently a consultant specializing in Electrical Engineering providing consulting services to power utilities and large industrial firms. Prior to consulting Mr. McVey was an Electrical Engineer(1998-2000) and the Electrical Utility Systems Manager (1990-1997) at Lawrence Livermore National Laboratory. Mr. McVey received a BSEE from California State University at Fresno and an MSEE from the University of Santa Clara.

    Ms. Mersky serves as Senior Director, Client Services for the The Synapse Group, of Burlington, Ontario. Prior to joining the The Synapse Group in 1991, Ms. Mersky had served as project manager at

Science and Medicine Canada since 1988. Ms. Mersky holds a Bsc.AAM degree from the University of Toronto and a degree in visual communications from the Alberta College of Art.

    Mr. Ravazzolo has been the President and CEO of Paragon Voice Systems since 1991, a subsidiary of Interactive Telesis Inc. Mr. Ravazzolo was Marketing Manager, at Simpact Associates from 1990-1991. Prior to joining Simpact Associates, Mr. Ravazzolo was Vice President, Industry Marketing at Data Acquisition from 1974-1990.

    Ms. Redman joined the Company as Director of Finance on July 9, 2001 and on September 4, 2001 was appointed Chief Financial Officer and Secretary. Prior to joining the Company, Ms. Redman had served as Director of Finance and Senior Client Service Executive for Alitum, Inc., a San Diego based consulting company, which she had joined in December 1999. Prior to that, Ms. Redman had served as Vice President and Controller for IndyMac, Inc.-Manufactured Housing Division, a Pasadena mortgage banking firm. Prior to joining IndyMac in April 1999, she served as controller and treasurer for Pacific Basin Foods, Inc. a San Diego based food distribution company, she first joined in December 1997. Prior to that, Ms. Redman served as the Accounting Manager at AirTouch Cellular. Ms. Redman holds a BS in Business Administration and Accounting from San Diego State University and is a certified public accountant in the state of California.

    Mr. Schachter is currently a Director and was acting CEO of the Company pending the Company's hiring a permanent employee to fill that position. Until 2000, he served as President of Think Interactive, a business and brand strategy consulting company he founded in 1997. After that company merged with U.S. Interactive in 2000, Mr. Schachter continued his consulting duties at U.S. Interactive for a 6-month transition period. Prior to founding Think Interactive, Mr. Schachter worked for Chiat/Day Advertising. Mr.Schachter received his BA and MBA from York University, Toronto, Ontario, Canada.

    Mr. Staerkel was appointed President and CEO on October 11, 2001 and Chairman on September 24, 2001. Mr. Staerkel currently serves as Director for SL3D, Inc., a privately held technology company in Boulder, Colorado. Prior to this position, he served as a financial advisor for Morgan Stanley Dean Witter from 1998-2000, and as a financial consultant for Merrill Lynch from 1991-1998. In addition, Mr. Staerkel served as a Captain in the military intelligence branch of the United States Army. Mr.Staerkel is an advisory Board member for Asia.net, a network of families, organizations, and individuals with extensive business interests in Asia. Mr. Staerkel holds a B.S. degree from the United States Military Academy in West Point, New York and completed graduate studies in business from the University of Houston and the University of Texas.

    Each Director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the bylaws of the Company.

    The Board of Directors has established an Audit Committee, consisting of Messrs. Staerkel and McVey, and a Compensation Committee, consisting of Messrs. Staerkel and McVey. The Audit Committee reviews the Company's independent auditors, the scope and timing of the audit services, and other services they are asked to perform, the Auditors' Report on the Company's financial statements following completion of the audit, and the Company's policies and procedures, with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent auditors for the ensuing year. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation and benefits of employees of the Company.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

    The Company has the following arrangement by which non-employee directors are compensated:

  •
  Cash—$6,000 per annum plus out-of-pocket expenses to attend meetings—paid quarterly. Due to cost containment mearsures the current board of directors has elected not to receive cash compensation during fiscal year 2001.

  •
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

    Previously the following directors were granted options on 1/26/01 to purchase securities as follows:

	NUMBER OF SHARES	EXERCISE PRICE
Lee McVey	25,000	72 cents
Ken Ravazzolo	25,000	72 cents
Al Starekel	25,000	72 cents

    The Company has granted stock options to directors to assist the Company in compensating, attracting, retaining, and motivating the directors of the Company and to closely align the personal interests of the directors with those of the shareholders.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Under Section 16(a) of the Securities Exchange Act of 1934, as amended the Company's directors, executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to identify in this report those persons who failed to timely file these reports. The Company believes that during the fiscal year 2001, all filing requirements under Section 16(a) were satisfied.

Item 10. Executive Compensation

    The following table sets forth all annual and long-term compensation for services in all capacities to the Company for the last three fiscal years in respect of each of the individuals who were, as at July 31, 2001, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively "the Named Executive Officers"), including any individual who would have qualified as a Named Executive Officer but for the fact that individual was not serving as such an Officer at the end of the most recently completed financial year. The Company has one Named Executive Officer.

SUMMARY COMPENSATION TABLE

							LONG-TERM COMPENSATION
	ANNUAL COMPENSATION				AWARDS	PAYOUTS
							RESTRICTED SHARES OR RESTRICTED SHARE UNITS
NAME AND PRINCIPAL POSITION	FINANCIAL YEAR-END	SALARY ($U.S.)	BONUS ($)		OTHER ANNUAL COMPENSATION	SECURITIES UNDER OPTIONS GRANTED(#)
Donald Cameron President/CEO (until 4/16/01)	2001	$137,500	$15,221	*	$12,294	—	—
Donald Cameron President/CEO	2000	$150,000			$15,697	—	—
Donald Cameron President/CEO	1999	$120,000	$36,250	*	—	—	—
Donald Cameron President/CEO	1998	$108,300	—		—	—	—
Kenneth M. Gotthelf(1) Vice President of Sales & Strategic Alliance	2001	$64,377	—		—	—	—
Douglas T. Luke(1) Vice President of Technology	2001	$70,382	—		$1,066	—	—
Larry Ohl(1) Vice President of Engineering & Operations	2001	$65,962	—		—	—	—
Kenneth G. Ravazzolo President/CEO of Paragon Voice Systems	2001	$108,000	—		—	—	—
Andrew Schachter President/CEO (until 10/11/01)	2001	$71,026	—		—	—	—
David J. Webb(1) Chief Operating Officer	2001	$94,000	—		$1,345	—	—
David J. Webb Chief Operating Officer	2000	$120,000	—		—	—	—

(1)
These officers resigned in the second quarter of fiscal year 2001.

*
Bonus to CEO/Director was used to pay off loans due from CEO/Director plus the income taxes associated with such bonus.

    The Company's executive bonuses are determined by the Compensation Committee of the Board of Directors. Annual bonuses are determined by the Compensation Committee based on the executive's performance against the annual objectives and goals of the Company set by the Committee. A member of the Committee excuses himself from voting on his own bonus compensation amounts.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of September 28, 2001, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common

Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

NAME AND	NUMBER OF SHARES OWNED OR FULLY VESTED	PERCENTAGE OWNED OR FULLY VESTED
William R. Adams(1)(2)	102,125	0.30%
Donald E. Cameron(1)(3)	514,544	1.52%
Charles Delle Donne(1)	550,000	1.64%
Willard Lee McVey(1)(4)	1,163,000	3.47%
Kenneth Ravazzolo(1)(4)	25,000	0.07%
Lisa J. Redman(1)(5)	35,000	0.10%
Andrew Schachter(1)	1,000	0.0%
Albert L. Staerkel(1)(4)	289,150	0.86%
David Webb(1)(6)	250,000	0.74%
All directors and officers as a group (nine)	2,929,819	8.52%

(1)
Address is 12636 High Bluff Drive, Suite 200, San Diego, California 92130.

(2)
Includes options granted to Mr. Adams to purchase 187,500 shares of Common Stock at an exercise price of 40 cents per share for 4,000 shares (2,000 vested), at 35 cents per share for 71,000 shares (53,250 vested), at 60 cents per share for 18,750, and at 20 cents per share for 93,750 shares (46,875 vesting on 11/22/01).

(3)
In January 1997, the Company issued 407,401 warrants to Mr. Cameron in connection with the settlement of a debt. The warrants entitle Mr. Cameron to purchase 407,401 shares of Common Stock at an exercise price of 40 cents per share, and expire in November 2001. All of the warrants are outstanding as of July 31, 2001.

(4)
Includes fully vested options granted to Messrs. Staerkel, McVey and Ravazzolo to purchase 25,000 shares each of Common Stock at an exercise price of 72 cents per share.

(5)
Includes options granted to Ms. Redman to purchase 80,000 shares of Common Stock at an exercise price of 20 cents per share for 40,000 (20,000 vesting on 11/22/01) and at 27 cents per share for 40,000 shares.

(6)
Includes fully vested options granted to Mr. Webb to purchase 250,000 shares of Common Stock at an exercise price of 40 cents per share for 100,000 shares and at 35 cents per share for 150,000 shares.

Item 12. Certain Relationships and Related Transactions

    None

PART IV

Item 13. Exhibits, Financial Statements, Reports on Form 8-K

  (a)
  1.    Financial Statements—See Index to Financial Information on page F-1.

  2.
  Exhibits—See Index to Exhibits on page 24.

  (b)
  Report on Form 8-K—None.

Signatures

    Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, Interactive Telesis Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 26, 2001	Interactive Telesis Inc.
	By:	/s/ ALBERT L. STAERKEL Albert L. Staerkel Chairman, President and CEO

Index to Exhibits—Item 14 (a) (2)

Exhibit	Description
3.1	Province of British Columbia, Company Act, Certificate of Incorporation, Butter Rock Resources(1)
3.2	Company Act, Memorandum, Butter Rock Resources(1)
3.3	Articles of Incorporation, Interactive Telesis—1992(1)
3.4	Certificate of Incorporation of the Company—Delaware(1)
3.5	Certificate of Amendment of Certificate of Incorporation of the Company—Delaware(1)
3.6	Bylaws of the Company(1)
3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock(4)
3.8	Certificate of Amendment of Certificate of Incorporation(4)
3.9	Certificate of Amendment of Certificate of Designations, Preferences and Right of Series A Convertible Preferred Stock.(4)
3.10	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.(4)
3.11	Certificate of Correction.(4)
3.12	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock.(5)
10.1	ITI Stock Option Plan (1996)(1)
10.2	Lease Agreement between the Company and North Coast Business Park, dated Feb. 15, 1995, with amendments dated April 30, 1999(1)
10.3	Lease Agreement between the Company and U.S. Net Solutions, inc., dated Feb. 22, 1999(1)
10.4	Sublease Agreement between the Company and The Townsend Agency, dated Aug. 13, 1999(1)
10.5	Balboa Capital Corporate Equipment Lease Agreement(1)
10.6	Balboa Capital Corporate Equipment Lease Agreement(1)
10.7	Toshiba Corporate Equipment Lease Agreement(1)
10.8	Westover Financial Corporate Equipment Lease Agreement(1)
10.9	Westover Financial Corporate Equipment Lease Agreement(1)
10.10	Ford Financial Services Corporate Equipment Lease Agreement(1)
10.11	Ford Financial Services Corporate Equipment Lease Agreement(1)
10.12	Imperial Business Credit Corporate Equipment Lease Agreement(1)
10.13	Media Capital, LLC Corporate Equipment Lease Agreement(1)
10.14	Dell Financial Services Corporate Equipment Lease Agreement(1)
10.15	Imperial Business Credit Corporate Equipment Lease Agreement(1)
10.16	First Sierra Financial Corporate Equipment Lease Agreement(1)
10.17	United Capital Leasing Corporate Equipment Lease Agreement(1)
10.18	ADVANTA Business Service Corporate Equipment Lease Agreement(1)

10.19	Ford Financial Services Corporate Equipment Lease Agreement(1)
10.20	ADVANTA Bank Corporation Corporate Equipment Lease Agreement(1)
10.21	Financial Pacific Leasing Corporate Equipment Lease Agreement(1)
10.22	Securities Purchase Agreement dated June 12, 2000(2)
10.23	Registration Rights Agreement dated June 12, 2000.(2)
10.24	Warrant Agreement with BH Capital.(2)
10.25	Warrant Agreement with Excalibur.(2)
10.26	Amendment No. 1 to Securities Purchase Agreement.(2)
10.27	Amendment No. 1 to Registration Rights Agreement.(2)
10.28	I&G Highbluff, Inc. Lease dated April 25, 2000.(2)
10.29	North Cost Business Park Sublease dated 5/31/00.(3)
10.30	Bank of the West Equipment Lease dated 9/7/99.(3)
10.31	Affinity Funding.com Equipment Lease dated 5/23/00.(3)
10.32	Textron Financial Equipment Lease dated 5/18/00.(3)
10.33	Santa Barbara Bank & Trust Commercial Lease Agreement dated 4/26/00.(3)
10.34	GE Capital Equipment Lease dated 4/26/00.(3)
10.35	GE Capital Equipment Lease dated 4/24/00.(3)
10.36	GE Capital Equipment Lease dated 5/10/00.(3)
10.37	Advanta Leasing Services Equipment Lease dated 6/22/00.(3)
10.38	Landmark Financial Corporation Equipment Lease dated 7/10/00.(3)
10.39	United Capital Equipment Lease dated 6/30/00.(3)
10.40	Santa Barbara Bank & Trust Equipment Lease dated 7/14/00.(3)
10.41	Centerpoint Financial Equipment Lease dated 8/28/00.(3)
10.42	Ford Financial Services, Inc. Equipment Lease Agreement(4)
10.43	Information Leasing Corp Equipment Lease Agreement(4)
10.44	Irwin Business Finance Equipment Lease Agreement(4)
10.45	Taycor, LLC Equipment Lease Agreement(4)
10.46	Amembal Capital Corporation Equipment Lease Agreement(4)
10.47	Amembal Capital Corporation Equipment Lease Agreement(4)
10.48	Amembal Capital Corporation Equipment Lease Agreement(4)
10.49	Landmark Financial Corporation Equipment and Furniture Lease Agreement(4)
10.50	Media Capital Associates, LLC Equipment Lease Agreement(4)
10.51	Landmark Financial Corporation Equipment Lease Agreement(4)

10.52	Hambrecht & Quist Guaranty Finance, LLC Loan and Security Agreement with Schedule(4)
10.53	Hambrecht & Quist Guaranty Finance, LLC Intellectual Property Security Agreement(4)
10.54	Hambrecht & Quist Guaranty Finance, LLC Equity Line of Credit Agreement(4)
10.55	Hambrecht & Quist Guaranty Finance, LLC Warrant Agreement with form of Warrant(4)
10.56	Hambrecht & Quist Guaranty Finance, LLC Registration Rights Agreement(4)
10.57	First Amendment to H&QGF Loan and Security Agreement.(4)
10.58	First Amendment to Schedule to H&QGF Loan and Security Agreement.(4)
10.59	First Amendment to H&QGF Equity Line of Credit Agreement.(4)
10.60	Reissued H&QGF Warrant.(4)
10.61	Assignment of Voting Rights.(4)
10.62	Amendment No. 2 to Securities Purchase Agreement.(4)
10.63	Series B Preferred Stock Purchase Warrant.(4)
10.64	Series B Preferred Stock and Warrants Purchase Agreement.(4)
10.65	Registration Rights Agreement(4).
10.66	Second Amendment to Loan and Security Agreement.(4)
10.67	Series B Preferred Stock Purchase Warrant.(4)
10.68	Series B Preferred Stock and Warrants Purchase Agreement.(4)
10.69	Registration Rights Agreement.(4)
10.70	Third Amendment to Loan and Security Agreement.(4)

(1)
Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form 10-SB/A filed on April 21, 2000 (file No. 000-28215).

(2)
Incorporated by reference to the Exhibit with the corresponding number in the Company's Registration Statement on Form SB-2 filed on July 12, 2000, as amended (file No. 333-41270).

(3)
Incorporated by reference to the Exhibit with the corresponding number in the Company's Annual Statement on Form 10-KSB filed on October 30, 2000 (accession No. 0001095811-00-004139).

(4)
Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form S-3, as amended, filed on May 25, 2001 (file No. 333-61710).

(5)
Incorporated by reference to the exhibit with the corresponding number contained in the Company's Registration Statement on Form S-3, as filed on September 12, 2001 (file No. 333-69298).

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

F–1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Interactive Telesis, Inc. and Subsidiaries
Del Mar, California

We have audited the consolidated balance sheets of Interactive Telesis, Inc. and Subsidiaries (the "Company") as of July 31, 2001 and 2000, and the consolidated statements of operations, changes in shareholders' (deficit)/equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Telesis, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California	PANNELL KERR FORSTER
September 19, 2001	Certified Public Accountants
A Professional Corporation

F–2

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$103,917	$2,925,051
Accounts receivable, net of allowance for doubtful accounts of $34,452 and $1,980 for 2001 and 2000, respectively	365,389	332,808
Inventory	37,707	5,635
Deposits	48,013	48,013
Prepaid expenses	189,808	104,185

Total current assets	744,834	3,415,692
Property and equipment, net	1,548,276	1,285,780
Deferred costs	31,111	—
Intangible asset, net (Note 3)	—	547,395

Total assets	$2,324,221	$5,248,867

LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$559,874	$121,586
Accrued expenses and other liabilities	458,996	128,932
Note payable to related party (Note 5)	8,000	31,000
Deferred revenue	—	8,354
Current portion of legal settlement (Note 8)	177,500	—
Current portion of note payable	—	14,039
Current portion of capital lease obligations	469,644	364,454
Restructuring reserve (Note 7)	517,000	—

Total current liabilities	2,191,014	668,365

Long-term obligations:
Note payable, net of current portion	1,150,000	145,961
Legal settlement, net of current portion (Note 8)	93,750	—
Capital lease obligations, net of current portion	348,207	404,920

Total long-term obligations	1,591,957	550,881

Total liabilities	3,782,971	1,219,246

Commitments and contingencies (Note 8)
Minority interest in net assets of subsidiary	—	207,547

Shareholders' (deficit)/equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized and issued in series as follows:
Series A stock, no shares issued and outstanding	—	—
Series B convertible stock, 100,000 shares issued and outstanding	100	—
Common stock, $.001 par value, 100,000,000 shares authorized; 33,177,290 and 31,764,486 shares issued and outstanding at July 31, 2001 and 2000, respectively	33,177	31,765
Warrants	269,589	229,874
Additional paid in capital	12,786,060	12,028,484
Accumulated deficit	(14,547,676)	(8,468,049)

Total shareholders' (deficit)/equity	(1,458,750)	3,822,074

Total liabilities and shareholders' (deficit)/equity	$2,324,221	$5,248,867

The accompanying notes are an integral part of the consolidated financial statements.

F–3

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended July 31, 2001 and 2000

	2001	2000
Revenues	$3,330,440	$4,832,094
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	851,079	658,560
Salaries and wages	3,202,232	2,261,217
General and administrative	1,894,880	1,275,418
Sales and marketing	368,416	401,050
Depreciation and amortization	681,056	428,372
Restructuring costs (Note 7)	1,266,523	—
Impairment of goodwill (Note 3)	453,555	—

Total costs and expenses	8,717,741	5,024,617

Operating loss	(5,387,301)	(192,523)
Other expenses:
Interest expense	227,873	54,406
Legal settlement costs (Note 8)	672,000	117,000

Total other expenses	899,873	171,406

Loss before income taxes and minority interest in subsidiary	(6,287,174)	(363,929)
Minority interest in net loss of subsidiary	207,547	231,708

Loss before income taxes	(6,079,627)	(132,221)
Provision for income taxes	—	—

Net loss	$(6,079,627)	$(132,221)

Basic net loss per share	$(0.19)	$0.00

Shares used to compute basic net loss per share	32,436,971	30,885,571

Diluted net loss per share	$(0.19)	$0.00

Shares used to compute diluted net loss per share	32,436,971	30,885,571

The accompanying notes are an integral part of the consolidated financial statements.

F–4

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)/EQUITY

For the years ended July 31, 2001 and 2000

	Preferred Stock (Series B)
			Common Stock
						Additional Paid In Capital	Accumulated Deficit	Total Shareholders' (Deficit)/Equity
	Shares	Amount	Shares	Amount	Warrants
Balance, July 31, 1999	—	$—	30,599,888	$30,600	$162,960	$9,476,731	$(8,335,828)	$1,334,463
Issue of common stock for cash, net of issuance costs (Note 9)	—	—	905,798	906	66,914	2,199,414	—	2,267,234
Issue of common stock for legal settlement (Note 8)	—	—	100,000	100	—	196,900	—	197,000
Issue of common stock and options to directors, consultants, employees and former employees	—	—	158,800	159	—	155,439	—	155,598
Net loss	—	—	—	—	—	—	(132,221)	(132,221)

Balance, July 31, 2000	—	—	31,764,486	31,765	229,874	12,028,484	(8,468,049)	3,822,074
Issue of preferred stock for cash, net of issuance costs (Note 9)	100,000	100	75,000	75	35,768	362,614	—	398,557
Issue of common stock for legal settlement (Note 8)	—	—	806,137	806	—	361,944	—	362,750
Issue of common stock and options to directors, consultants, employees and former employees	—	—	45,643	45	—	33,504	—	33,549
Additional shares issued pursuant to a repricing feature in a previous issuance (Note 9)	—	—	486,024	486	—	(486)	—	—
Warrants issued to a lender (Note 9)	—	—	—	—	3,947	—	—	3,947
Net loss	—	—	—	—	—	—	(6,079,627)	(6,079,627)

Balance, July 31, 2001	100,000	$100	33,177,290	$33,177	$269,589	$12,786,060	$(14,547,676)	$(1,458,750)

The accompanying notes are an integral part of the consolidated financial statements.

F–5

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended July 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(6,079,627)	$(132,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debts	37,000	4,938
Depreciation and amortization	802,583	428,372
Interest on capital leases and long-term debt	251,724	53,216
Minority interest	(207,547)	(231,708)
Impairment of goodwill	453,555	—
Issuance of common stock and stock options to consultants	—	38,566
Litigation settlement/contingency	672,000	117,000
Changes in operating assets and liabilities, net of business acquired:
(Increase) decrease in accounts receivable	(69,581)	348,147
Increase in inventory	(32,072)	(5,635)
Increase in prepaid expenses and deposits	(85,623)	(144,468)
Increase in accounts payable and accrued liabilities	768,353	51,390
Increase in restructuring reserve	517,000	—
Decrease in on legal settlement	(38,000)	—
(Decrease) increase in deferred revenue	(8,354)	8,354

Net cash flows (used in) provided by operating activities	(3,018,589)	535,951

Cash flows from investing activities:
Minority interest	—	439,255
Business acquisition, net of cash acquired	—	(418,043)
Purchase of property and equipment	(400,529)	(288,623)

Net cash flows used in investing activities	(400,529)	(267,411)

Cash flows from financing activities:
Borrowings on note payable	(160,000)	160,000
Repayments on borrowings on note payable	1,150,000	—
Repayments on borrowings from shareholder	(23,000)	(45,000)
Deferred costs on issuance of debt	(40,000)	—
Proceeds on issuance of warrants	39,715	—
Proceeds on issuance of stock	396,338	2,384,266
Repayments on capital leases	(765,069)	(332,907)

Net cash flows provided by financing activities	597,984	2,166,359

Net (decrease) increase in cash and cash equivalents	(2,821,134)	2,434,899
Cash and cash equivalents at beginning of year	2,925,051	490,152

Cash and cash equivalents at end of year	$103,917	$2,925,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$270,333	$54,406

Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Purchase of property and equipment on capital leases	$1,320,208	$551,792

Voluntary surrender of property and equipment on capital leases	$646,477	$—

Restructuring charge attributable to the excess of the net book value of property and equipment over the remaining voluntary surrendered capital leases	$111,909	$—

Issuance of common shares for litigation settlement	$362,750	$197,000

The accompanying notes are an integral part of the consolidated financial statements.

F–6

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2001 and 2000

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Consolidation

    On December 17, 1999 Interactive acquired majority ownership of Paragon Voice Systems ("Paragon"), collectively known as the "Company." Paragon is in the business of developing and installing computer telephony solutions incorporating automated speech recognition systems. The Company has used the purchase method to record this transaction at historical cost. The purchase price of the subsidiary was $1.2 million which allowed Interactive to control 56.67%. In August 2000, the Company formed VoiceVault, Inc. a wholly owned California corporation, which is currently inactive. All significant intercompany accounts and transactions have been eliminated at consolidation. See Note 12 for pro-forma financial information.

Financial Instruments

    The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses and deposits, accounts payable, accrued liabilities, and deferred revenue approximate fair value due to the immediate short-term maturity of these financial instruments.

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

Prepaid Expenses

    Included in prepaid expenses are amounts paid to various companies in the ordinary course of business as well as the advance final payments of certain capital leases.

Property and Equipment

    Property and equipment are recorded at cost. Depreciation is calculated on a declining balance basis over the estimated useful lives of the depreciable assets which range from three to five years.

Revenue Recognition

    In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The implementation of SAB No. 101 does not require the Company to change the method by which it recognizes revenues. Revenues are recognized principally as services are

F–7

provided to customers. Amounts billed in advance are recorded as current or long-term deferred revenue on the balance sheet, with current deferred revenue reflecting services expected to be provided within the next twelve months. During the years ended July 31, 2001 and 2000 the Company recorded $—0- and $8,354 of current deferred revenue, respectively.

    The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees represent revenues related to licenses for software delivered to customers for in-house applications. Revenues from single-element software license agreements are recognized upon shipment of the software. Revenues from software arrangements involving multiple elements are allocated to the individual elements based on their relative fair values. If services are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, "Accounting for performance of construction type and certain production type contracts." Contract revenues are recognized based on labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs include all direct labor, direct material and indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Hosting fees represent revenues from post-contract customer support services where the Company's software is resident on a company server and are recognized ratably over the hosting period. Record and replay as well as other revenues are generated by monthly and/or per-minute usage fees based on contracts entered into by the Company.

Concentration Risk

    A majority of the Company's revenues are generated by record and replay services. If the demand for this service decreased or if the Company's ability to continue to provide this service was impaired, the Company's revenue source would be impacted.

    For the year ended July 31, 2001, the Company had one customer which accounted for 68% of the Company's revenue and represented 69% of the Company's accounts receivable at July 31, 2001. Three customers accounted for 83% of the Company's revenue for the year ended July 31, 2000 and represented 66% of accounts receivable at July 31, 2000.

    The Company maintains its primary checking and savings accounts at one financial institution located in California. Accounts at this bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At July 31, 2001 and 2000, the Company's uninsured cash balances totaled $—0- and $2,725,051, respectively. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

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

F–8

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

    The Company has adopted the disclosure provisions of SFAS No. 123 effective August 1, 1997. The Company has opted to follow the accounting provisions of APB No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123 (See Note 9).

Long-Lived Assets

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of the impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 effective August 1, 1997 (See Note 3).

Advertising

    The Company charges the cost of advertising to expense as incurred. Advertising costs for the years ended July 31, 2001 and 2000, were approximately $26,000 and $37,500, respectively.

Inventory

    The Company's inventory consists of computer equipment for sale to customers as part of the installation of its computer telephony solutions. Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Deferred Costs

    The costs of obtaining debt financing have been capitalized and are being amortized on the straight-line method over the term of the related agreement. Amortization of deferred financing costs is included in depreciation and amortization in the accompanying consolidated financial statement.

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

F–9

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

    Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended July 31, 2001 and 2000, outstanding options and warrants to purchase 2,202,657 and 2,127,521 common shares, respectively, were anti-dilutive and have been excluded from the weighted average share computation.

Reclassifications

    Certain prior year Balance Sheet amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management's Plans for Future Operations and Financing

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced cumulative losses for the past two years of approximately $6,200,000 which have increased the accumulated deficit to approximately $14,547,000 and reduced net shareholders' equity to a deficit of approximately $1,458,000 as of July 31, 2001. At present, the Company's working capital may not be sufficient to meet the Company's objectives as structured. Although these conditions indicate that the Company may be unable to continue as a going concern, current management did anticipate that it would incur losses due to a the slowdown in economic conditions and has taken steps towards cost reduction. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Based on current contract negotiations and cost reductions and Company-wide restructuring, management believes the Company will generate sufficient revenues and cash flows from operations and obtain funding from other sources to meet its current obligations during the year ending July 31, 2002. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until sufficient revenues and cash flows can be achieved by the Company.

F–10

NOTE 2—PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of July 31, 2001 and 2000:

	2001	2000
Computer and related equipment	$2,336,072	$1,815,230
Office furniture and fixtures	271,493	97,661
Motor vehicle	42,072	42,072

	2,649,637	1,954,963
Less: Accumulated depreciation	(1,101,361)	(669,183)

Net property and equipment	$1,548,276	$1,285,780

NOTE 3—INTANGIBLE ASSET

    As a result of the acquisition of Paragon, on December 17, 1999 the Company recorded goodwill in the amount of $625,590 and elected to amortize this amount on a straight line basis over 5 years. For the years ended July 31, 2001 and 2000, amortization expense was $93,840 and $78,195, respectively. During the fourth quarter of the year ended July 31, 2001, the Company determined the full carrying amount of the goodwill to be impaired.

    Intangible asset consists of the following as of July 31, 2001 and 2000:

	2001	2000
Goodwill, at cost	$625,590	$625,590
Less accumulated amortization	(172,035)	(78,195)
Less impairment	(453,555)	—

Intangible asset, net	$—	$547,395

NOTE 4—NOTE PAYABLE

    During the year ended July 31, 2001, the Company entered into a $1,150,000 loan agreement which is convertible into the Company's Series A Preferred Shares (see Note 9). The loan matures in November 2003 and bears interest at 7.5% per annum. The loan repayments begin in August 2002 and are payable in quarterly installments of $191,667 until maturity.

    The aggregate maturities of the long-term debt as of July 31, 2001, are as follows:

Year Ending July 31,	Amount
2002	$—
2003	766,668
2004	383,332

$1,150,000

    During the year ended July 31, 2000, Paragon consolidated its trade payables into one note payable in the amount of $160,000, maturing on June 5, 2007 and bearing interest at 12.25% per annum. This note was fully paid off during the year ended July 31, 2001.

F–11

NOTE 5—RELATED PARTY TRANSACTIONS

    Amount due to a shareholder of the subsidiary consists of the following as of July 31:

	2001	2000
Unsecured loan from the CEO of Paragon bearing interest at 6% per annum and payable on demand.	$8,000	$31,000

NOTE 6—CAPITAL LEASE OBLIGATIONS

    Capital lease obligations consist of the following as of July 31:

	2001	2000
Capital lease obligations, bearing interest at rates of up to 16%, with interest and principal payable in monthly installments of approximately $49,900. The capital lease obligations are secured by the computer and related equipment, and by personal guarantees of the previous CEO. The capital lease obligations are due at various dates between October 2001 and November 2003.	$817,851	$769,374
Less: Current portion	(469,644)	(364,454)

Capital lease obligation, long-term	$348,207	$404,920

    Aggregate maturities of capital lease obligations as of July 31, 2001, are as follows:

Year Ending July 31,	Amount
2002	$577,222
2003	408,563
2004	31,284

Total minimum lease payments	1,017,069
Less: Amount representing interest	(199,218)

$817,851

    Capitalized leases included in property and equipment amounted to approximately $1,489,000 and $1,263,000 before accumulated amortization of $550,000 and $316,000 as of July 31, 2001 and 2000, respectively. Included in depreciation and amortization expense is amortization of capital lease assets in the amounts of approximately $234,000 and $151,000 for the years ended July 31, 2001 and 2000, respectively.

NOTE 7—RESTRUCTURING

    In connection with the declining sales and market conditions, the Company recorded certain reserves associated with the restructuring of its existing business.

    At July 31, 2001, the Company has a reserve for restructuring of $517,000 associated with the planned abandonment of certain capital leases. These leases bear interest at rates of up to 16% and are due at various dates between December 2001 and November 2003. These leases are secured by the computers and related equipment originally leased. The Company has chosen to return the computers and related equipment to the lessors and believes that the amount of reserve taken will adequately

F–12

cover any costs associated with the voluntary surrender of assets. The Company has recorded a restructuring charge of approximately $629,000 relating to the planned surrender of these leased assets.

    A charge of approximately $638,000 for restructuring and exit costs was recorded as part of the Company's initiative to reduce costs by approximately $1.5 million by the end of 2002. The restructuring and exit plans primarily focus on the maximization of synergies through headcount reductions, in general expenditures and network operations.

    Included in the exit costs was $53,000 of cash termination benefits associated with the separation of 22 employees as part of the Company's involuntary termination plans. All but one of the affected employees have left their positions as of July 31, 2001. Termination benefits of $53,000 were paid during the year ended July 31, 2001 and $—0- is expected to be paid in the first quarter of 2002. Also included in the exit costs was $122,000 and $43,000 of deprecation and interest expense, respectively, associated with the aforementioned voluntary surrender of assets. The restructuring charge included approximately $398,000 of idle telecommunication and facility costs and $22,000 of lease cancellation penalties. This cash outlay was funded primarily through cash from operations.

F–13

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases its facilities and other equipment under non-cancelable operating leases that expire at various dates through July 2005. Minimum future obligations under these leases are as follows:

Year Ending July 31,	Rental Obligation	Sub-Lease Income	Net
2002	$583,018	$408,404	$174,614
2003	448,582	430,288	18,294
2004	443,786	440,142	3,644
2005	449,995	449,995	—

Total minimum lease payments	$1,925,381	$1,728,829	$196,552

    Rent expense, net of sublease income, under the non-cancelable operating leases was $516,380 and $158,676 for the years ended July 31, 2001 and 2000.

Litigation

    The Company has resolved a claim brought by a former officer and consultant alleging breach of contract regarding the issuance of certain options that the Company made under the 1996 Plan. As part of the settlement the Company has agreed to pay the former employee 100,000 options to purchase shares of common stock at $0.35 per share, 50,000 shares of common stock at $0.78 per share and an additional $25,000 in five equal quarterly installments of $5,000. As a result, the Company recorded a settlement expense in the amount of $99,000. As of July 31, 2001, the Company has provided a liability in the accompanying consolidated financial statements for the remaining cash and stock payments amounting to $52,500.

    The Company has resolved a lawsuit brought by a former consultant alleging wrongful termination and breach of contract. During the year ended July 31, 2001, the Company settled the lawsuit by agreeing to pay the former consultant $400,000 in free trading common stock in five payments of $30,000 and eight payments of $31,250. For the year ended July 31, 2001, the Company has issued 756,137 shares of common stock associated with the payment schedule. In addition to the free trading shares, the Company also issued 277,776 shares of restricted common stock valued at $150,000. Accordingly a liability has been provided for in the accompanying consolidated financial statements for the remaining payments amounting to $218,750. The Company has incurred $23,000 in additional legal costs associated with this lawsuit.

    The Company is a defendant in a lawsuit brought by vendor claiming that the Company is in breach of three (3) of its equipment leases. Damages of approximately $188,000 have been filed against the Company. Management is unable to determine the likelihood of the outcome and has included such amounts in its restructuring reserve.

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

F–14

Other

    The Company is in the process of disputing approximately $145,000 in invoices from a vendor. Based on its contentions that the amount represents overbillings, management of the Company has not recorded the amounts in the consolidated financial statements and is uncertain of the eventual outcome of this matter.

    The Company is involved in a contractual dispute with a previous vendor. Certain performance issues have arisen on the part of both parties and no lawsuits have been filed. The Company's management and counsel believe they are in a strong position and do not anticipate any further liability.

    No contingent liability has been provided for in the accompanying consolidated financial statements that relates to the Company's 1997 stock repurchase program, as discussed in Note 9.

    The Company is involved in other legal and insurance matters arising in the normal course of business. The amount of the claims is not considered to be material in relation to the financial statements of the Company.

NOTE 9—SHAREHOLDERS' (DEFECIT)/EQUITY

Preferred stock

    During the year ended July 31, 2001, the Company authorized 25,000,000 shares of convertible preferred stock in multiple series and with a par value of $0.001 per share. The shares are convertible into the Company's common stock at various conversion rates at the option of the Company. The holders of the preferred stock have full voting rights and are entitled to one vote for each share, the same as for common shares. The holders of the preferred stock are entitled to receive an annual dividend equal to 7.5% of the initial issuance price of the preferred stock, compounded and paid monthly. Dividends are payable in each preferred stock series based on 83% of the common stocks closing price on the dividend payment date and according to each series conversion rate into common stock. The Company has authorized Series A and Series B Preferred shares. Series A Preferred shares convert into common stock on a 1-to-1 basis. Series B Preferred shares convert into common stock on a 10-to-1 basis. As of July 31, 2001, no Series A Preferred shares have been issued or outstanding and 100,000 Series B Preferred shares are issued and outstanding.

Stock and warrant issuances

    In June 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") with two institutional investors (the "investors") for the sale of up to $4.5 million of its common stock. Under the terms of the Agreement, on the date of each issuance of common stock (the "closing date"), the investors will also receive warrants (the "warrants") entitling them to purchase shares of the Company's common stock in an amount equal to 15% of the shares issued for cash at an exercise price which is the lower of 110% of: the market price of the Company's common stock on the closing date, or the average of the market price for the 5 trading days immediately preceding 181 days thereafter (the "warrants"). The warrants expire three years from the closing date. All of the warrants are outstanding as of July 31, 2001.

    During the year ended July 31, 2000, pursuant to the Agreement, the Company issued 905,798 shares of its common stock for net proceeds of $2,267,234, net of cash issuance costs $232,766, and 135,870 warrants at an exercise price which is the lower of: $3.03 per share, or the average of the market price for the 5 trading days immediately preceding 181 days thereafter. The warrants are valued

F–15

at $0.36 per share and expire in June 2003 and are all outstanding as of July 31, 2000. In accordance with the Agreement, the Company issued 50,000 share purchase warrants as part of the non-cash issuance costs. The warrants entitle the holders to purchase 50,000 shares of common stock at $3.31 per share, and expire in June 2003. All of the warrants are outstanding as of July 31, 2001.

    The Agreement calls for the two subsequent common stock issuances of one million dollars each approximately 90 days and 180 days subsequent to July 31, 2000, at the market price of the Company's common stock on each of these respective dates. These issuances were later withdrawn during the year ended July 31, 2001.

    In January 1997, the Company issued 407,401 share purchase warrants to the CEO in connection with the settlement of a debt. The warrants entitle the director to purchase 407,401 shares of common stock at $0.40 per share, and expire in November 2001. All of the warrants are outstanding as of July 31, 2001.

    In November 2000, the Company issued 394,737 share purchase warrants for $3,947 to a lender in connection with the issuance of a note payable as described in Note 1 and Note 4. The warrants entitle the lender to purchase 394,737 shares of Series A Preferred stock at $0.75 per share and expire in November 2007. All of the warrants are outstanding as of July 31, 2001.

    In April 2001, the Company issued 50,000 shares of Series B Preferred shares at $5.00 per share and 15,000 share purchase warrants valued at $1.15 as part of the Agreement to two parties in equal amounts. The warrants which entitle each party to purchase 7,500 shares of Series B Preferred stock at $5.50 per share, and expire in April 2004. All of the warrants are outstanding as of July 31, 2001.

    In May 2001, the Company issued 50,000 shares of Series B Preferred shares at $5.00 per share and 15,000 share purchase warrants valued at $1.15 as part of the Agreement to two parties in equal amounts. The warrants which entitle each party to purchase 7,500 shares of Series B Preferred stock at $5.50 per share, and expire in May 2004. All of the warrants are outstanding as of July 31, 2001.

    Also, in both April 2001 and May 2001, the Company issued a total of 37,500 shares of common stock and 10,000 share purchase warrants valued at $0.12 as part of a finders fee to two unrelated parties in equal amounts. The warrants entitle each party to purchase 5,000 shares of common stock at $0.60 per share, and expire in April and May 2004, respectively. All of the warrants are outstanding as of July 31, 2001.

    In accordance with the terms of the Agreement, the Company issued 486,024 common shares to an investor as part of its repricing feature during the year ended July 31, 2001 as part of a previous issuance and as a result in the Company's stock price.

Stock option plans

    In October 1996, the Company adopted a non-qualified stock option plan (the "Plan") under which options to purchase up to 1,485,000, subsequently amended to 3,335,000 and then to 4,835,000, shares of common stock may be granted to directors, officers or employees of the Company, as well as to consultants and other service providers of the Company. The Plan provides for grants of options with a term of up to 10 years.

    Pursuant to the Plan, the Company granted options to purchase 587,250 and 1,947,000 shares of common stock for the years ended July 31, 2001 and 2000, respectively.

    The Company has elected to account for grants under its Plan following APB No. 25 and related interpretations. Accordingly, compensation costs of $—0- and $4,000 have been recognized for options

F–16

granted to employees during the years ended July 31, 2001 and 2000, respectively. Under SFAS No.123, the fair value of each option granted during the years ended July 31, 2001 and 2000, was estimated on the measurement date utilizing the then current fair value of the underlying shares, as estimated by management, less the exercise price discounted over the average expected life of the options, with an average risk free interest rate of between 5.3% and 6.0%, price volatility of between 0.53 and 1.67, and no dividends.

    Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS No.123, reported net loss and net loss per share would have been as follows:

	July 31, 2001	July 31, 2000
Net loss:
As reported	$(6,079,627)	$(132,221)
Pro forma	$(6,265,860)	$(480,314)
Basic net loss per share:
As reported	$(0.19)	$0.00
Pro forma	$(0.19)	$(0.02)
Diluted net loss per share:
As reported	$(0.19)	$0.00
Pro forma	$(0.19)	$(0.02)

    A summary of the activity of the stock options for the years ended July 31, 2001 and 2000 are as follows:

	Year ended July 31, 2001		Year ended July 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,687,250	$0.53	940,000	$0.38
Granted	587,250	1.34	1,947,000	0.69
Exercised	(208,000)	0.39	(96,750)	0.30
Forfeited	(1,113,750)	1.23	(103,000)	2.29
Expired	—	—	—	—

Outstanding at end of period	1,952,750	$0.39	2,687,250	$0.53

Exercisable at end of period	1,518,000	$0.41	1,534,250	$0.36

Weighted-average fair value of options granted during the period		$1.34		$0.63

Weighted-average remaining contractual life of options outstanding at end of period		8.0 years		8.8 years

F–17

NOTE 10—INCOME TAXES

    Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The tax effect of temporary differences consisted of the following as of July 31:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$2,977,600	$906,200
Other	23,400	10,200

Gross deferred tax assets	3,001,000	916,400
Less: Valuation allowance	(2,715,400)	(796,600)

Net deferred tax assets	285,600	119,800
Deferred tax liabilities:
Property and equipment	—	(61,100)
Cash basis accounting for tax purposes	(285,600)	(58,700)

Net deferred tax liabilities	(285,600)	(119,800)

Net deferred tax	$—	$—

    Realization of deferred tax assets is dependant upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. The valuation allowance increased by $1,918,800 and $182,600 from 2000 and 1999, respectively. Of the valuation allowance increase from 2000, $148,000 is due to Paragon's valuation allowance being recorded on the books.

    As of July 31, 2001, Interactive has net operating loss carryforwards for both federal and state income tax purposes. Federal and state net operating loss carryforwards totaling approximately $6,100,000 and $5,500,000, respectively, as of July 31, 2001, begin to expire in 2011. Paragon has federal and state net operating loss carryforwards totaling approximately $1,300,000 and $1,200,000, respectively as of July 31, 2001, which begin to expire in 2010 and 2001, respectively. Since Paragon does not file a consolidated federal income tax return with Interactive, its operating loss carryforwards are available to Paragon only and are limited. The amount of Paragon's annual taxable income which can be offset by the net operating loss carryforwards will be limited to approximately $127,000.

    Under federal and state laws, the availability of operating loss carryforwards are limited in the event of a cumulative change in the Company's ownership resulting in a change in control. The Company has not performed an analysis to determine if such a change has taken place, however, management does not believe such a change has taken place.

    A reconciliation of the effective tax rates with the federal statutory rate is as follows as of July 31:

	2001	2000
Income tax expense (benefit) at 35% statutory rate	$(2,127,900)	$(46,300)
Change in valuation allowance	1,918,800	182,600
Change in valuation allowance attributable to Paragon	(148,000)	(130,500)
Nondeductible expenses	560,500	37,200
State income taxes, net	(352,600)	(7,700)
Other	149,200	(35,300)

	$—	$—

F–18

NOTE 11—SUBSEQUENT EVENTS

    Subsequent to the year ended July 31, 2001, the Company authorized the formation of convertible Series C Preferred shares. These shares have all the rights of common shares and Series A and B Preferred shares and are subordinate to the aforementioned shares. The shares are convertible into common shares on a 10-to-1 basis. Subsequent to year end and as part of additional funding, there were 62,500 shares of Series C Preferred Stock issued, at $2.00 per share, and 18,750 warrants valued at $0.46. The warrants entitle the holder to purchase 18,750 shares of Series C Preferred Stock at $2.20 per share.

    In August 2001, the Company authorized the issuance of 650,250 options to its employees.

NOTE 12—PRO-FORMA FINANCIAL INFORMATION

    The following unaudited pro forma consolidated statements of operations are presented as if the acquisition of Paragon had been made at the beginning of the period presented. The pro forma consolidated statement of operations include adjustments to give effect to amortization of goodwill and the elimination of inter-company amounts. The unaudited pro forma information is not necessarily

F–19

indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

	Interactive Telesis, Inc. For the year ended July 31, 2000	Paragon Voice Systems For the year ended July 31, 2000	Pro Forma Adjustments	Pro Forma For the year ended July 31, 2000
		(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,787,265	$184,011	$(58,740)	$4,912,536
Costs and expenses:
Cost of revenues	628,326	114,938	(58,740)	684,524
Salaries and wages	1,902,119	404,031	—	2,306,150
General and administrative	1,155,343	168,374	—	1,323,717
Sales and marketing	346,425	38,801	—	385,226
Depreciation and amortization	335,860	14,317	125,112	475,289

Total costs and expenses	4,368,073	740,461	66,372	5,174,906

Operating income (loss)	419,192	(556,450)	(125,112)	(262,370)
Other expenses:
Interest expense	53,215	4,823	—	58,038
Legal settlement costs	117,000	—	—	117,000

Total other expenses	170,215	4,823	—	175,038

Income (loss) before income taxes and minority interest in subsidiary	248,977	(561,273)	(125,112)	(437,408)
Minority interest net loss of subsidiary	—	—	243,218	243,218

Income (loss) before income taxes	248,977	(561,273)	118,106	(194,190)
Income taxes	—	—	—	—

Net income (loss)	$248,977	$(561,273)	$118,106	$(194,190)

Basic net income (loss) per share	$0.01			$(0.01)

Shares used to compute basic and diluted net income (loss) per share	30,885,571			30,885,571

F–20

QuickLinks

Part I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Stockholders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6A. Selected Financial Data
  Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 7. Financial Statements and Supplementary Data
  Item 8. Changes in and Disagreements with Accountants
PART III
  Item 9. Directors and Executive Officers
  Item 10. Executive Compensation
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 12. Certain Relationships and Related Transactions
PART IV
  Item 13. Exhibits, Financial Statements, Reports on Form 8-K
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES TABLE OF CONTENTS
INDEPENDENT AUDITORS' REPORT
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS July 31, 2001 and 2000
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended July 31, 2001 and 2000
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)/EQUITY For the years ended July 31, 2001 and 2000
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended July 31, 2001 and 2000
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended July 31, 2001 and 2000