Form 10QSB
period 2001-10-31
INTERACTIVE TELESIS INC
filed 2001-12-17
CIK 1027377

QuickLinks -- Click here to rapidly navigate through this document

INTERACTIVE TELESIS, INC
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 2001

Commission file number 000-28215

INTERACTIVE TELESIS INC.

Delaware (State or other jurisdiction of incorporation or organization)	33-0649915 (I.R.S. Employer Identification No.)
12636 High Bluff Dr., Suite 200, San Diego, California (Address of principal executive office)	92130 (Zip Code)
Registrant's telephone number, including area code:	(858) 523-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of a recent date: 33,606,246 shares of common stock, $0.001 par value, as of October 31, 2001.

TABLE OF CONTENTS
10QSB OTHERDOC

INTERACTIVE TELESIS, INC.

PART I—FINANCIAL INFORMATION

CONSOLIDATION:

    On December 17, 1999, Interactive Telesis, Inc acquired a majority ownership of Paragon Voice Systems ("Paragon"), collectively known as the "Company." Paragon is in the business of developing and installing computer telephony solutions incorporating automated speech recognition systems. The Company has used the purchase method to record this transaction at historical cost. The purchase price of the subsidiary was $1.2 million, which allowed Interactive to control 56.67%. All significant inter-company accounts and transactions have been eliminated at consolidation.

ITEM 1.  FINANCIAL STATEMENTS

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of October 31, 2001 and July 31, 2001

	October 31, 2001	July 31, 2001
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$72, 539	$103,917
Accounts receivable, net	386,990	365,389
Inventory	36,393	37,707
Prepaid expenses	144,720	189,808

Total current assets	640,642	696,821
Property and equipment, net	1,443,708	1,548,276
Deferred costs	27,778	31,111
Deposits	79,675	48,013

Total assets	$2,191,803	$2,324,221

LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$440,604	$559,874
Accrued expenses and other liabilities	472,318	458,996
Note payable to related party (Note 5)	6,500	8,000
Current portion of legal settlement (Note 8)	140,500	177,500
Current portion of note payable	191,667	--
Current portion of capital lease obligations	469,644	469,644
Restructuring reserve (Note 7)	517,000	517,000

Total current liabilities	2,238,233	2,191,014
Long-term obligations:
Note payable, net of current portion	958,334	1,150,000
Legal settlement, net of current portion (Note 8)	84,000	93,750
Capital lease obligations, net of current portion	290,399	348,207

Total long-term obligations	1,332,733	1,591,957

Total liabilities	3,570,966	3,782,971
Commitments and contingencies (Note 8)
Shareholders' (deficit)/equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized and issued in series as follows:
Series A stock, no shares issued and outstanding	--	--
Series B convertible stock, 100,000 shares issued and outstanding	100	100
Series C convertible stock, 150,000 shares issued and outstanding	150	--
Common stock, $.001 par value, 100,000,000 shares authorized; and 33,606,246 and 33,177,290 shares issued and outstanding at October 31, 2001 and July 31, 2001, respectively	33,606	33,177
Warrants	344,860	269,589
Additional paid in capital	13,030,898	12,786,060
Accumulated deficit	(14,788,777)	(14,547,676)

Total shareholders' (deficit)/equity	(1,379,163)	(1,458,750)

Total liabilities and shareholders' (deficit)/equity	$2,191,803	$2,324,221

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended October 31, 2001 and 2000

(UNAUDITED)

	October 31, 2001	October 31, 2000
Revenues	681,256	768,752
Cost of revenues (excluding depreciation shown below)	219,352	429,047

Gross profit	461,904	339,705
Research & development	50,495	96,788
Operating expenses:
Operations	220,765	688,087
General and administrative	222,628	575,429
Sales and marketing	46,531	365,556

Total operating expenses	489,924	1,629,072

Operating income (loss)	(78,515)	(1,386,155)
Depreciation and amortization	114,759	126,280
Other income and expenses:
Interest income	—	(21,456)
Interest expense	47,015	42,311

Total other expenses	47,015	20,855
Income (loss) before income taxes and minority interest in subsidiary	(240,289)	(1,533,290)

Minority interest in net loss of subsidiary	—	115,612

Income (loss) before income taxes	(240,289)	(1,417,678)
Provision for income taxes	800	800

Net income (loss)	(241,089)	(1,418,478)

Basic net income per share	$(0.01)	$(0.04)

Shares used to compute basic net income per share	33,606,246	31,774,787

Diluted net income per share	$(0.01)	$(0.04)

Shares used to compute diluted net income per share	33,606,246	31,774,787

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended October 31, 2001 and 2000

(UNAUDITED)

	October 31, 2001	October 31, 2000
Cash Flows from Operating Activities:
Net income (loss)	$(241,089)	$(1,418,478)
Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Depreciation and amortization	118,092	126,280
Minority interest	—	(115,612)
Changes in operating assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable	(21,601)	(103,411)
Decrease (increase) in inventory	1,314	(7,320)
Decrease (increase) in prepaid expenses and deposits	13,426	87,447
Increase (decrease) in accounts payable and accrued liabilities	(105,948)	225,674
Decrease in legal settlements	(5,000)	—
Increase (decrease) in deferred revenue	—	(8,354)

Net cash flows provided by (used in) operating activities	(240,806)	(1,213,774)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,191)	(302,175)

Net cash flows provided by (used in) investing activities	(10,191)	(302,175)

Cash Flows from Financing Activities:
Repayments on borrowings from shareholder	(1,500)	(7,000)
Repayments on capital leases	(57,807)	(179,603)
Net issue of common stock	203,505	5,600
Net Proceeds on issuance of preferred stock	150	—
Net issue of warrants	75,271	—

Net cash flows provided by (used in) financing activities	219,619	(181,003)

Net increase (decrease) in cash and cash equivalents	(31,378)	(1,696,952)
Cash and cash equivalents at the beginning of the period	103,917	2,925,051

Cash and cash equivalents at the end of the period	$72,539	$1,228,099

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE TELESIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the three months ended October 31, 2001 and 2000

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Three months ended October 31
	2001	2000
Cash paid during the period for:
Interest	$47,015	$42,311

Income taxes	$800	$800

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment on capital leases	$0	$1,294,391

Issuance of common shares for litigation	$41,750	0

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE TELESIS, INC.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION:

    The accompanying unaudited quarterly financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included with the Form 10-KSB submission made to the Securities and Exchange Commission (SEC) on October 30, 2001.

    The Company acquired a 56.67% interest in Paragon Voice Systems, on December 17, 1999, a leading value-added reseller and developer of computer telephony solutions in the emerging technology field of Automated Speech Recognition ("ASR"). Therefore, the financial statements of Paragon Voice Systems were consolidated with Interactive Telesis, Inc.

B.  RECLASSIFICATION:

    During the prior fiscal year (fiscal year 2001) the Company has initiated restructuring and productivity improvement programs. These programs continued during the recent quarter of fiscal year 2002 with the implementation of a new cost structure. Accordingly, the Company has reclassified its balance sheet, statement of operations, and statement of cash flows for the first quarter ended October 31, 2000 to be comparative with the first quarter ended October 31, 2001. This reclassification did not affect the previously reported amounts of net income (loss) or the earnings (loss) per share.

    Consistent with this cost structure, all other labor costs (i.e. non revenue producing) have been accounted for under the respective operating expense categories, such as Research and Development, Operations, General and Administrative and Sales and Marketing expenses.

C.  STOCK SPLIT: None

D.  SUBSEQUENT EVENTS:  Subsequent to October 31, 2001 the following transaction was completed.

    Paragon Merger

    On November 30, 2001, the Company closed a merger whereby it acquired its former majority owned subsidiary Paragon as its wholly owned subsidiary. In the merger, Paragon's former minority shareholders, Mr. Kenneth Ravazzolo and his father, received a total of 50,000 shares of the Company's common stock and five (5) year warrants to purchase 200,000 shares of the Company's common stock at a price of $.20 per share.

E.  INCOME TAXES:

    Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that is available for carry forward against current year income.

Forward-Looking Statements:

    Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect the Company's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Quarterly Report. It is not possible to foresee or identify all such factors. The Company disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

INTERACTIVE TELESIS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW:

    Our primary emphasis is providing specialized interactive voice response (IVR) services including development and deployment to corporate customers of hosting and related services using leading edge speech recognition technology. We are developing technological capabilities through our internal efforts and through joint efforts with our controlled subsidiary, Paragon Voice Systems. Paragon is a value-added reseller and developer of computer technology solutions using the emerging automated speech recognition technology.

RESULTS OF OPERATIONS:

    The development and deployment of new products and services using leading edge speech recognition technologies have been our principal emphasis for the first three months of fiscal year 2002. The new management team expects that modest revenue generating contracts will be signed as the result of these new product offerings during this fiscal year.

    The discussion below emphasizes the significant decrease in our cost structure as compared to the same period last year. During the quarter ended October 31, 2001 we have taken significant action to reduce and contain our operating costs and expenses and match expenses with our current revenue stream. This method of cost management is significantly different than the one used in the past.

    The Company has continued restructuring its operations and has revised its strategic plan in order to become cash flow positive and achieve profitability during some of the quarters of fiscal year 2002. Management is continuing to negotiate with several of its vendors in order to revise its contractual obligations in anticipation of further reducing operating costs in the future by decreasing and eliminating unnecessary services or commitments.

    On a consolidated basis, the Company generated revenues of $681,256 for the quarter ended October 31, 2001 versus revenues of $768,752 for the quarter ended October 31, 2000. The revenue decrease of $87,496 or 11% was due primarily to the slowing economy in this recent quarter.

    Cost of Revenues consists of the expenses associated with providing the telecommunication services based on usage, systems for DS-3's, T-1's, and local loop charges. During the fiscal year 2001 the Company accounted for salaries and wages as a separate line item on the income statement. During the current quarter the company has implemented a complete cost accounting structure (i.e. project accounting) and now measures all cost of sales, including cost of direct labor, direct materials and applicable telecommunication costs under cost of revenues. This cost structure allows the Company to measure and monitor the profitability of each product and service and strengthens pricing methodologies used in the past.

    The cost of revenues for the quarter ended October 31, 2001 was $219,352 versus cost of revenues of $429,047 for the quarter ended October 31, 2000. The $209,695 or 49% decrease in the current quarter was due to a significant reduction in telecommunication costs.

    Research and development expenses for the quarter ended October 31, 2001 were $50,495 versus research and development of $96,788 for the quarter ended October 31, 2000. The 46,293 or 49% decrease represents the reduction in head count during the current quarter.

    Operation expenses for the quarter ended October 31, 2001 were $220,765 versus operation expenses of $688,087 for the quarter ended October 31, 2000. The $467,322 or 68% decrease during the current quarter was due to the reduction in operational personnel from 38 to 16, and reduced recruiting and consulting expenses.

    General and administrative expenses for the quarter ended October 31, 2001 were $222,628 versus general and administrative expenses of $575,429 for the quarter ended October 31, 2000. The $352,801 or 61% decrease during the current quarter was due to the reduction in general and administrative personnel from seven (7) to three (3), and reduced consulting and facility costs.

    Sales and marketing expenses for the quarter ended October 31, 2001 were $46,531 versus sales and marketing expenses of $365,556 for the quarter ended October 31, 2000. The $319,023 or 87% decrease during the current quarter was due to the cost containment measures put in place by current management relating to travel, entertainment and discontinuation of unprofitable sales programs.

    Depreciation and amortization expenses for the quarter ended October 31, 2001 were $114,759 versus depreciation and amortization expenses of $126,280 for the quarter ended October 31, 2000. The $11,521 or 9% decrease in depreciation and amortization during the current quarter was due to the reduction of capital expenditures made by the Company.

    Income taxes have not been provided for in the accompanying financial statements due to the net operating loss carry forwards generated in prior years that are available for carry-forward against current and future year(s) income.

    Net loss for the quarter ended October 31, 2001 was $241,089 versus net loss of $1,418,478 for the quarter ended October 31, 2000. The $1,177,389 or 83% decrease in net loss in the current quarter reflects the new management team's disciplined approach to cost containment and debt restructuring. The consolidated net loss for the quarter ended October 31, 2001 includes net loss of $89,437 by Paragon Voice Systems.

    Basic loss per share was $(0.01) for the three months ended October 31, 2001 as compared to basic loss per share of $(0.04) for the three months ended October 31, 2000. The shares used to compute the diluted net income per share have been excluded, as they are anti-dilutive for the weighted average share computation.

LIQUIDITY AND CAPITAL RESOURCES:

    Working capital as of October 31, 2001 was $(1,597,591) versus $(1,494,193) as of July 31, 2001. The decrease of $103,398 working capital is the result of negative operating results and negative cash flows from operating activities for the three-month ended October 31, 2001. The actions taken for the restructuring and productivity improvements programs during prior and current fiscal year resulted in a restructuring reserve of $517,000. While this reserve is shown as a current liability on the balance sheet, a portion of the cash outflows could occur in current and subsequent fiscal year(s).

    Based on the current contract negotiations, cost reductions and debt restructuring, management believes the Company will generate sufficient revenues and cash flows from operations and obtain funding from other sources to meet its current obligations during the current fiscal year. To the extent such revenues are not realized, management believes it has the ability to raise additional capital to cover its current obligations until the Company can achieve sufficient revenues and cash flows.

IMPACT OF INFLATION:

    The Company does not believe inflation has had a significant effect on its operations.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

    During fiscal year 2001, in connection with the declining sales and market conditions, the Company initiated the restructuring of its existing business. As part of restructuring the Company has planned the abandonment of certain capital leases that represented excess capacity, which will not be needed to support its operations during the next twelve months. These leases are secured by the computers and related equipment originally leased. The Company has chosen to return the computers and related equipment to the lessors and believes that the amount of reserve taken during fiscal year 2001 will adequately cover any costs associated with the voluntary surrender of assets. The Company has recorded a restructuring charge of approximately $629,000 relating to the planned surrender of these leased assets. The Company is a defendant in several lawsuits brought by lessors claiming that the Company is in breach of its equipment leases. Although negotiations are ongoing with these lessors, management is unable to determine the likelihood of the outcome, however the Company reserved $517,000 under its restructuring reserve.

    The Company is a defendant in a lawsuit brought by a vendor claiming that the Company is in breach of contract. Damages of approximately $22,168 have been filed against the Company. Management is unable to determine the likelihood of the outcome and has included such amounts in its accrued liabilities.

    The company is a defendant in a lawsuit brought by a former employee claiming breach of oral contract. It is the Company's position that the plaintiffs' claim is without merit, and that the company will ultimately prevail in this litigation.

ITEM 2. CHANGES IN SECURITIES

    During the last three months, the Company sold unregistered shares of its Common Stock as follows:

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

    The Company agreed to file, at its expense, a registration statement covering the resale of the common stock issuable in connection with the Series C Preferred Stock. For above issuances, the Company relies on the exemption from registration under the 1933 Act contained in Regulations and Rule 4(2) thereof. No commissions or finders' fees were paid in connection with these sales.

    On September 27, 2001, the Company issued 173,612 shares of its common stock in the settlement of a lawsuit with a former consultant. In issuing these shares, the Company relied on the exemption from registration under the 1933 Act set forth in Section 3(a)(9) hereof.

    On October 11, 2001, the Company issued options for the purchase of up to 30,000 shares of the Company's common stock at a price of $.35 per share in the settlement of a lawsuit with a former officer and consultant. In issuing these options, the Company relied on the exemption from registration under the 1933 Act under Section 4(2) thereof.

    During this first quarter of fiscal year 2002, the Company issued 225,344 shares of common stock to BH Capital Investments, LP (112,672 shares) and Excalibur LP (112,672 shares). The shares were issued pursuant to repricing rights under the Company's June 12, 2000 Securities Purchase Agreement with the issuers. Please refer to the SEC Form SB-2/A filed October 4, 2000 for information on the Securities Purchase Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

CHANGES IN OUR OFFICERS AND DIRECTORS

    Mr. Staerkel was appointed President and CEO on October 11, 2001 and Chairman on September 24, 2001. Mr. Staerkel currently serves as Director for SL3D, Inc., a privately held technology company in Boulder, Colorado. Prior to this position, he served as a financial advisor for Morgan Stanley Dean Witter from 1998-2000, and as a financial consultant for Merrill Lynch from 1991-1998. In addition, Mr. Staerkel served as a Captain in the military intelligence branch of the United States Army. Mr. Staerkel is an advisory Board member for Asia.net, a network of families, organizations, and individuals with extensive business interests in Asia. Mr. Staerkel holds a BS degree from the United States Military Academy in West Point, New York and completed graduate studies in business from the University of Houston and the University of Texas.

    Ms. Redman joined the Company as Director of Finance on July 9, 2001 and on September 4, 2001 was appointed Chief Financial Officer and Corporate Secretary. Prior to joining the Company, Ms. Redman had served as Director of Finance and Senior Client Service Executive for Alitum, Inc., a San Diego based financial consulting company. Prior to that, Ms. Redman had served as Vice President and Controller for IndyMac, Inc.- Manufactured Housing Division, a Pasadena mortgage-banking firm. Prior to joining IndyMac in April 1999, she served as controller and treasurer for Pacific Basin Foods, Inc. a San Diego based distribution company. Prior to that, Ms. Redman served as the Accounting Manager at AirTouch Cellular. Ms. Redman holds a BS in Business Administration and Accounting from San Diego State University and is a certified public accountant in the state of California.

    Mr. Delle Donne was appointed a Director on September 24, 2001. Prior to his retirement in 1999, Mr. Delle Donne served as senior vice president and regional manager of Fidelity Investments since 1980 where he was responsible for business development in the Western region. In addition, he was a senior vice president for Bradford Trust Company from 1972 to 1979. Prior to that, Mr. Delle Donne was a vice president of Citicorp from 1961-1971. Mr. Delle Donne is a current member of the Board of Directors of Fidelity Management Trust Company of California, Metalast International, Inc. and Total Personal Services, Inc. Mr. Delle Donne holds a BS degree from St. Peter's College in New Jersey and completed graduate studies at UCLA Graduate School of Management in 1979.

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

    Ms. Mersky serves as Senior Director, Client Services for the Synapse Group, of Burlington, Ontario. Prior to joining the Synapse Group in 1991, Ms. Mersky had served as project manager at Science and Medicine Canada since 1988. Ms. Mersky holds a Bsc.AAM degree from the University of Toronto and a degree in visual communications from the Alberta College of Art.

    Mr. Ravazzolo has been the President and CEO of Paragon Voice Systems since 1991, a subsidiary of Interactive Telesis Inc. Mr. Ravazzolo was Marketing Manager, at Simpact Associates from 1990 to 1991. Prior to joining Simpact Associates, Mr. Ravazzolo was Vice President, Industry Marketing at Data Acquisition from 1974-1990.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS—27 Financial Data Schedule—NO LONGER REQUIRED

    B.  REPORTS ON FORM 8-K—On 12/29/99 the Company filed a report Form 8-K and on 2/29/00 filed an amendment to the report Form 8-K which announced the acquisition of Paragon Voice Systems.

INTERACTIVE TELESIS, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE TELESIS, INC. (A Delaware Corporation) (Registrant)

By: /s/ Lisa J. Redman

Lisa J. Redman Chief Financial Officer

Date: December 17, 2001

QuickLinks

INTERACTIVE TELESIS, INC.
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of October 31, 2001 and July 31, 2001
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended October 31, 2001 and 2000 (UNAUDITED)
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended October 31, 2001 and 2000 (UNAUDITED)
INTERACTIVE TELESIS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) For the three months ended October 31, 2001 and 2000 (UNAUDITED)
INTERACTIVE TELESIS, INC. NOTES TO FINANCIAL STATEMENTS
INTERACTIVE TELESIS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
INTERACTIVE TELESIS, INC.